Form 10-Q
period 2001-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2001-05-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended March 31, 2001

                 |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the transition period from _______ to _______

                        Commission File Number 333-47196

                       ATEL Capital Equipment Fund IX, LLC
             (Exact name of registrant as specified in its charter)

California                                                            94-3375584
----------                                                            ----------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |_|
                                     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                  2001               2000
                                                  ----               ----
Cash and cash equivalents                         $ 2,082,220             $ 600
Accounts receivable                                    86,551                 -
Notes receivable                                      847,958                 -
Investments in leases                               3,196,783                 -
                                            ------------------ -----------------
Total assets                                      $ 6,213,512             $ 600
                                            ================== =================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                   $ 10,717
   Other                                                2,101
                                            ------------------
Total liabilities                                      12,818
Members' capital:
     Managing member                                        -             $ 100
     Other members                                  6,200,694               500
                                            ------------------ -----------------
Total members' capital                              6,200,694               600
                                            ------------------ -----------------
Total liabilities and members' capital            $ 6,213,512             $ 600
                                            ================== =================

                             See accompanying notes.
                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)

Revenues:
   Leasing activities:
      Operating leases                                                $ 69,815
      Direct financing leases                                            5,568
Interest                                                                13,900
Other                                                                    5,000
                                                              -----------------
                                                                        94,283
Expenses:
Depreciation and amortization                                           41,288
Interest expense                                                        19,327
Asset management fees to Managing Member                                 1,798
Cost reimbursements to Managing Member                                  66,460
Other                                                                    2,591
                                                              -----------------
                                                                       131,464
                                                              -----------------
Net loss                                                             $ (37,181)
                                                              =================

Net loss:
   Managing member                                                      $ (100)
   Other members                                                       (37,081)
                                                              -----------------
                                                                     $ (37,181)
                                                              =================

Net loss per Limited Liability Company Unit                            $ (0.17)
Weighted average number of Units outstanding                           221,235

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)

                                                  Other Members                 Managing
                                                  -------------
                                             Units             Amount            Member             Total

Balance December 31, 2000                             50             $ 500              $ 100             $ 600
Capital contributions                            712,350         7,123,500                            7,123,500
Less selling commissions to affiliates                            (676,733)                            (676,733)
Other syndication costs to affiliates                             (209,493)                            (209,493)
Net loss                                                           (37,081)              (100)          (37,181)
                                       ------------------ ----------------- ------------------ -----------------
Balance March 31, 2001                           712,400       $ 6,200,694                $ -       $ 6,200,694
                                       ================== ================= ================== =================

                             See accompanying notes.
                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)


Operating activities:
Net loss                                                                              $ (37,181)
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization 41,288 Changes in operating assets and liabilities:
      Accounts receivable                                                               (86,551)
      Accounts payable, Managing Member                                                  10,717
      Accounts payable, other                                                             2,101
                                                                               -----------------
Net cash used in operations                                                             (69,626)
                                                                               -----------------

Investing activities:
Purchases of equipment on operating leases                                           (2,285,186)
Note recivable advances                                                              (1,000,000)
Purchases of equipment on direct financing leases                                      (819,124)
Payments received on notes receivable                                                   152,042
Investment in residuals                                                                (100,000)
Payments of initial direct costs to managing member                                     (40,376)
Reduction of net investment in direct financing leases                                    6,615
                                                                               -----------------
Net cash used in investing activities                                                (4,086,029)
                                                                               -----------------

Financing activities:
Capital contributions received                                                        7,123,500
Payment of syndication costs to managing member                                        (886,225)
                                                                               -----------------
Net cash provided by financing activities                                             6,237,275
                                                                               -----------------

Net increase in cash and cash equivalents                                             2,081,620

Cash and cash equivalents at beginning of period                                            600
                                                                               -----------------
Cash and cash equivalents at end of period                                          $ 2,082,220
                                                                               =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                               $ 19,327
                                                                               =================

                             See accompanying notes.
                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


1.  Organization and Company matters:

ATEL Capital Equipment Fund IX, LLC (the Fund) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented the Managing Member's continuing interest, and $500 of which represented the Initial Member's capital investment.

ATEL Capital Equipment Fund IX, LLC (the Fund) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented the Managing Member's continuing interest, and $500 of which represented the Initial Member's capital investment.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on February 21, 2001, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


2.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the managing member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

Per unit data:

Net (loss) income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


2.  Summary of significant accounting policies (continued):

Reserve for losses and impairments:

The Company maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The Managing Member's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the Managing Member believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Company. It is the Company's policy to charge off amounts which, in the opinion of the Managing Member, are not recoverable from lessees or the disposition of the collateral.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense and          Balance
                                                              Amortization        March 31,
                                             Additions         of Leases            2001
                                             ---------         ---------            ----
Net investment in operating leases             $ 2,285,186         $ (40,997)       $ 2,244,189
Net investment in direct financing leases          819,124            (6,615)           812,509
Residual values, other                             100,000                 -            100,000
Initial direct costs                                40,376              (291)            40,085
                                         ------------------ ----------------- ------------------
                                               $ 3,244,686         $ (47,903)       $ 3,196,783
                                         ================== ================= ==================

Operating leases:

Property on operating leases consists of the following:

Manufacturing                              $ 821,697
Natural gas compressors                      696,451
Mining                                       531,021
Office furniture                             236,017
                                       ---------------
                                           2,285,186
Less accumulated depreciation                (40,997)
                                       ---------------
                                         $ 2,244,189
                                       ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)

3.  Investment in leases (continued):

Direct financing leases:

As of March 31, 2001, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of March 31, 2001:

Total minimum lease payments receivable                             $ 955,169
Estimated residual values of leased equipment (unguaranteed)          122,869
                                                            ------------------
Investment in direct financing leases                               1,078,038
Less unearned income                                                 (265,529)
                                                            ------------------
Net investment in direct financing leases                           $ 812,509
                                                            ==================

All of the property on leases was acquired in 2001.

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                               Direct
          Year ending      Operating         Financing
         December 31,       Leases             Leases             Total
         ------------       ------             ------             -----
                 2001          $ 468,901         $ 109,638          $ 578,539
                 2002            724,170           146,183            870,353
                 2003            718,127           146,183            864,310
                 2004            651,643           146,183            797,826
                 2005            651,643           146,183            797,826
           Thereafter            549,777           260,799            810,576
                       ------------------ ----------------- ------------------
                             $ 3,764,261         $ 955,169        $ 4,719,430
                       ================== ================= ==================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing administrative services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


4.  Related party transactions (continued):

The Managing Member and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of the
   Limited Liability Company units, deducted from Other Members'
   capital)                                                        $ 676,733
Reimbursement of other syndication costs to Managing Member          209,493
Costs reimbursed to Managing Member                                   66,460
Asset management fees to Managing Member                               1,798
                                                                 ------------
                                                                   $ 886,225
                                                                 ============


5. Member's capital:

As of March 31, 2001, 712,400 Units ($7,124,000) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At March 31, 2001, the Company was not a qualified borrower and had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2001, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through March 31, 2001, the Company had received subscriptions for 712,400 Units ($7,124,000) all of which were issued and outstanding.

During the funding period, the Company's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Managing Member's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with the Managing Member and certain of its affiliates in a $77,500,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2001. The Company cannot borrow under the line of credit until it has a minimum equity of $15,000,000.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Limited Partners.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2001, however, the Managing Member has identified in excess of $10,000,000 of transactions which may be assigned to the Company.

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company's leased assets may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.


Cash Flows

During the first quarter of 2001, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2001, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable.

In 2001, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering.


Results of operations

On February 21, 2001, the Company commenced operations. Operations resulted in a net loss of $37,181. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first quarter of 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first quarter of 2001.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 2001 as the Company continues to acquire significant amounts of lease assets.




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance Sheets, March 31, 2001 and December 31,
                               2000.

                            Statement of operations for the three month period
                               ended March 31, 2001.

                            Statement of changes in partners' capital for the
                               three month period ended March 31, 2001.

                            Statements of cash flows for the three month period
                               ended March 31, 2001.

                            Notes to the Financial Statements

                        2.  Financial Statement Schedules

                            All other schedules for which provision is made in
                              the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                        (b) Report on Form 8-K

                            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2001

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



                                    By: ATEL Financial Corporation
                                        Managing Member of Registrant




                              By: /s/ Dean L. Cash
                                  ------------------------------------
                                  Dean L. Cash
                                  President and Chief Executive Officer
                                  of Managing Member




                                    By: /s/ Paritosh K. Choksi
                                        -------------------------------------
                                        Paritosh K. Choksi
                                        Principal financial officer
                                        of registrant




                                    By: /s/ Donald E. Carpenter
                                        -------------------------------------
                                        Donald E. Carpenter
                                        Principal accounting
                                        officer of registrant