Form 10-K
period 2000-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2001-07-18
CIK 1125264

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |_| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2000
                                       OR
                        |X| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from September 27, 2000 to December 31, 2000

                        Commission File number 333-47196

                       ATEL Capital Equipment Fund IX, LLC

          California                                             94-3375584
          ----------                                             ----------
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
           -----------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the aggregate market value of voting stock held by non-affiliates of the registrant. Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

Not applicable

Item 2.  PROPERTIES

Not applicable

Item 3.  LEGAL PROCEEDINGS

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Not applicable

Item 6.  SELECTED FINANCIAL DATA

Not applicable

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Not applicable

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 3 through 5.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund IX, LLC


We have audited the accompanying balance sheet of ATEL Capital Equipment Fund IX, LLC (a development stage enterprise) as of December 31, 2000, and the related statements of changes in members' capital and cash flows for the period from September 27, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC (a development stage enterprise) at December 31, 2000, and its changes in members' capital and cash flows for the period from September 27, 2000 (inception) through December 31, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
January 15, 2001

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

Cash                                                                     $600
                                                                      ========


                        LIABILITIES AND MEMBERS' CAPITAL


Members' capital:
     Managing Member                                                     $100
     Initial Member                                                       500
                                                                      --------
Total members' capital                                                   $600
                                                                      ========




                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

               FOR THE PERIOD FROM SEPTEMBER 27, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

                                 Initial Member
                                 --------------          Managing
                            Units            Amount        Member    Total

Capital contributions             50            $500         $100       $600
                       ============== =============== ============ ==========




                             STATEMENT OF CASH FLOWS

               FOR THE PERIOD FROM SEPTEMBER 27, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000


Financing activities:
Capital contributions received                                        $600
                                                                    -------
Net increase in cash                                                   600
                                                                    -------
Cash at end of period                                                 $600
                                                                    =======


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (a development stage enterprise) (the Fund) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented the Managing Member's continuing interest, and $500 of which represented the Initial Member's capital investment.

As of December 31, 2000, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be born by the Fund is limited by certain provisions of the Fund's Operating Agreement.


2.  Income taxes:

The Fund does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.


3.  Members' capital:

As of December 31, 2000, 50 Units were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

The Fund's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


4. Commitments and management:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Fund's Operating Agreement. The additional fees to management include fees for equipment management and resale.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Not applicable

Item 11.  EXECUTIVE COMPENSATION

Not applicable

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Not applicable

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:
                             Report of Independent Auditors
                             Balance Sheet at December 31, 2000
                             Statement of Changes in Members' Capital for the
                                period from September 27, 2000 (inception) through December 31, 000
                             Statement of Cash Flows for the period from
                                September 27, 2000 (inception) through December 31, 2000
                             Notes to Financial Statements

                        2. Financial Statement Schedules
                             Allschedules for which provision is made in the
                                applicable accounting regulations of the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 2000
                             Not applicable

                         (c)Exhibits
                             None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          Date:  7/16/2001

                                  ATEL Capital Equipment Fund IX, LLC
                                   (Registrant)


             By: ATEL Financial Corporation,
                 Managing Member of Registrant



                            By:   /s/ Dean L. Cash
                                  ------------------------------------------
                                  Dean Cash
                                  President of ATEL Financial Corporation
                                   (Managing Member)





                            By:   /s/ Paritosh K. Choksi
                                  ------------------------------------------
                                  Paritosh K. Choksi
                                  Executive Vice President of ATEL Financial
                                   Corporation (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.





         SIGNATURE                   CAPACITIES                         DATE



    /s/ Dean L. Cash     President, Chairman and Chief Executive      7/16/2001
------------------------- Officer of ATEL Financial Corporation
        Dean Cash



 /s/ Paritosh K. Choksi  Principal financial officer of               7/16/2001
------------------------- registrant; principal financial officer
   Paritosh K. Choksi     and director of ATEL Financial Corporation



 /s/ Donald E. Carpenter Principal accounting officer of registrant; 7/16/2001 ------------------------- principal accounting officer of ATEL
   Donald E. Carpenter    Financial Corporation