Form 10-Q
period 2001-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2001-08-08
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2001

                  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the transition period from _______ to _______

                        Commission File Number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC
             (Exact name of registrant as specified in its charter)

California                                                          94-3307404
----------                                                          ----------
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

                                                     Yes        |X|
                                                      No        |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                     ASSETS

                                                2001              2000
                                                ----              ----
Cash and cash equivalents                      $ 2,211,941       $ 2,484,785
Accounts receivable                              4,368,450         5,339,569
Other assets                                       100,000           115,000
Investments in leases                          196,796,952       190,893,298
                                           ---------------- -----------------
Total assets                                  $203,477,343      $198,832,652
                                           ================ =================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                $ 87,520,000       $86,668,000
Non-recourse debt                                6,159,963         7,325,744
Line of credit                                   9,223,497                 -

Accounts payable:
   Managing member                                 509,889           695,548
   Other                                           378,695           485,895

Accrued interest payable                           208,781           267,823

Unearned operating lease income                  1,646,108         2,051,141
                                           ---------------- -----------------
Total liabilities                              105,646,933        97,494,151
Members' capital:
     Managing member                                     -                 -
     Other members                              97,830,410       101,338,501
                                           ---------------- -----------------
Total members' capital                          97,830,410       101,338,501
                                           ---------------- -----------------
Total liabilities and members' capital        $203,477,343      $198,832,652
                                           ================ =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                      Six Months                        Three Months
                                                                    Ended June 30,                     Ended June 30,
                                                                    --------------                     --------------
Revenues:                                                       2001              2000             2001              2000
                                                                ----              ----             ----              ----
   Leasing activities:
      Operating leases                                         $23,023,666       $12,814,850      $ 9,205,063       $ 7,082,819
      Direct financing leases                                      508,142           269,128          247,516           135,212
      Gain on sales of assets                                    1,788,113             1,453            3,463                 -
Interest                                                           109,824            73,988           28,653            39,404
Other                                                               25,909             2,573            9,306             1,763
                                                          ----------------- ----------------- ---------------- -----------------
                                                                25,455,654        13,161,992        9,494,001         7,259,198
Expenses:
Depreciation and amortization                                   14,781,124        10,183,852        7,645,706         5,457,430
Interest expense                                                 5,574,861         3,310,610        2,009,316         1,788,270
Asset management fees to Managing Member                         1,009,978           592,977          407,013           290,525
Cost reimbursements to Managing Member                             526,265           540,582          284,993           304,630
Other                                                              163,722            66,929          102,367            43,545
Professional fees                                                  185,430            40,910           55,506            40,910
                                                          ----------------- ----------------- ---------------- -----------------
                                                                22,241,380        14,735,860       10,504,901         7,925,310
                                                          ----------------- ----------------- ---------------- -----------------
Net income (loss)                                              $ 3,214,274      $ (1,573,868)     $(1,010,900)       $ (666,112)
                                                          ================= ================= ================ =================

Net income (loss):
   Managing member                                               $ 503,448         $ 333,878        $ 146,237         $ (23,333)
   Other members                                                 2,710,826        (1,907,746)      (1,157,137)         (642,779)
                                                          ----------------- ----------------- ---------------- -----------------
                                                               $ 3,214,274      $ (1,573,868)     $(1,010,900)       $ (666,112)
                                                          ================= ================= ================ =================

Net income (loss) per Limited Liability Company Unit                $ 0.20           $ (0.21)         $ (0.09)          $ (0.07)
Weighted average number of Units outstanding                    13,570,188         9,143,454       13,570,188         9,867,140


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)

                                      Other Members                Managing
                                      -------------
                                 Units             Amount           Member            Total
Balance December 31, 2000         13,570,188      $101,338,501              $ -      $101,338,501
Distributions to members                            (6,218,917)        (503,448)       (6,722,365)
Net income                                           2,710,826          503,448         3,214,274
                            ----------------- ----------------- ---------------- -----------------
                            ----------------- ----------------- ---------------- -----------------
Balance June 30, 2001             13,570,188       $97,830,410              $ -       $97,830,410
                            ================= ================= ================ =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                      Six Months                        Three Months
                                                                    Ended June 30,                     Ended June 30,
                                                                    --------------                     --------------
                                                                2001              2000             2001              2000
                                                                ----              ----             ----              ----
Operating activities:
Net income (loss)                                              $ 3,214,274      $ (1,573,868)     $(1,010,900)       $ (666,112)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                                14,781,124        10,183,852        7,645,706         5,457,430
   Gain on sales of assets                                      (1,788,113)           (1,453)          (3,463)                -
   Changes in operating assets and liabilities:
      Accounts receivable                                          971,119          (355,264)        (304,565)       (1,240,942)
      Other assets                                                  15,000            15,000            7,500             7,500
      Accounts payable, Managing Member                           (185,659)         (259,703)        (102,817)         (287,003)
      Accounts payable, other                                     (107,200)        1,328,534           22,363           907,672
      Accrued interest expense                                     (59,042)          166,279           (6,586)           74,818
      Unearned lease income                                       (405,033)          (81,284)        (739,215)         (537,209)
                                                          ----------------- ----------------- ---------------- -----------------
Net cash provided by operations                                 16,436,470         9,422,093        5,508,023         3,716,154
                                                          ----------------- ----------------- ---------------- -----------------

Investing activities:
Purchases of equipment on operating leases                     (27,938,716)      (35,627,046)        (313,309)      (30,006,710)
Purchases of equipment on direct financing leases                 (810,271)       (1,079,153)        (636,064)         (859,141)
Reduction of net investment in direct financing leases           1,396,835           899,922        1,191,935           427,579
Payment of initial direct costs to managing member                (145,831)         (479,818)         (37,841)         (145,571)
Proceeds from sales of assets                                    8,601,318             9,520           46,056                 -
                                                          ----------------- ----------------- ---------------- -----------------
Net cash (used in) provided by investing activities            (18,896,665)      (36,276,575)         250,777       (30,583,843)
                                                          ----------------- ----------------- ---------------- -----------------

Financing activities:
Borrowings on line of credit                                    16,756,335        20,908,796        5,532,838        18,908,796
Repayments of line of credit                                    (7,532,838)      (17,308,796)      (7,532,838)       (9,808,796)
Proceeds of long-term debt                                      10,000,000         8,400,000        2,000,000         8,400,000
Repayments of long-term debt                                    (9,148,000)       (4,923,000)      (4,895,000)       (3,009,000)
Repayments of non-recourse debt                                 (1,165,781)       (1,086,473)        (138,094)           20,923
Distributions to other members                                  (6,218,917)       (4,117,831)      (3,121,917)       (2,172,999)
Distributions to managing member                                  (503,448)         (333,878)        (253,128)           23,333
Capital contributions received                                           -        29,725,990                -        16,063,990
Payment of syndication costs to managing member                          -        (4,159,539)               -        (2,355,400)
                                                          ----------------- ----------------- ---------------- -----------------
Net cash provided by (used in) financing activities              2,187,351        27,105,269       (8,408,139)       26,070,847
                                                          ----------------- ----------------- ---------------- -----------------
Net (decrease) increase in cash and cash
   equivalents                                                    (272,844)          250,787       (2,649,339)         (796,842)
Cash and cash equivalents at beginning of period                 2,484,785         3,973,342        4,861,280         5,020,971
                                                          ----------------- ----------------- ---------------- -----------------
Cash and cash equivalents at end of period                     $ 2,211,941       $ 4,224,129      $ 2,211,941       $ 4,224,129
                                                          ================= ================= ================ =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $ 5,633,903       $ 3,144,331      $ 2,015,902       $ 1,713,452
                                                          ================= ================= ================ =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the managing member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and Company matters:

ATEL Capital Equipment Fund VIII, LLC. (the Company), was formed under the laws of the State of California on July 31, 1998, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 7, 1998, $100 of which represented the Managing Member's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Members' capital investment.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 13, 1999, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                              Depreciation
                                            Balance                            Expense or        Reclassi-         Balance
                                          December 31,                        Amortization     fications or        June 30,
                                              2000           Additions         of Leases       Dispositions          2001
                                              ----           ---------         ---------      --------------         ----
Net investment in operating
   leases                                   $173,395,247       $27,938,716   $ (14,593,990)    $ (6,813,205)       $179,926,768
Net investment in direct
   financing leases                           16,253,263           810,271        (1,396,835)               -        15,666,699
Initial direct costs, net of
   accumulated amortization                    1,244,788           145,831          (187,134)               -         1,203,485
                                        ----------------- ----------------- ----------------- ---------------- -----------------
                                            $190,893,298       $28,894,818     $ (16,177,959)     $(6,813,205)     $196,796,952
                                        ================= ================= ================= ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                   Acquisitions, Dispositions &
                                   Balance               Reclassifications              Balance
                                  December 31,           -----------------              June 30,
                                     2000          1st Quarter       2nd Quarter          2001
                                     ----          -----------       -----------          ----
Transportation, rail             $ 39,634,498         $ 9,741,779                       $ 49,376,277
Manufacturing                       48,027,279            533,851        $ 618,173        49,179,303
Aircraft                            31,614,874          6,920,565          130,563        38,666,002
Transportation, other               23,583,472           (144,316)          (1,000)       23,438,156
Containers                          21,228,750                  -                -        21,228,750
Natural gas compressors             14,045,134              6,467                -        14,051,601
Other                               12,711,963              8,901                -        12,720,864
Materials handling                   5,858,081          2,613,347         (760,907)        7,710,521
Marine vessel                        4,314,031                  -                -         4,314,031
                               ----------------- ----------------- ---------------- -----------------
                                    201,018,082        19,680,594          (13,171)      220,685,505
Less accumulated depreciation       (27,622,835)       (5,588,036)      (7,547,866)      (40,758,737)
                               ----------------- ----------------- ---------------- -----------------
                                   $173,395,247      $ 14,092,558     $ (7,561,037)     $179,926,768
                               ================= ================= ================ =================

Direct financing leases:

As of June 30, 2001, investment in direct financing leases consists primarily office automation equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2001:

Total minimum lease payments receivable                        $ 13,946,504
Estimated residual values of leased equipment (unguaranteed)      4,908,381
                                                            ----------------
Investment in direct financing leases                            18,854,885
Less unearned income                                             (3,188,186)
                                                            ----------------
Net investment in direct financing leases                      $ 15,666,699
                                                            ================

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
             Year ending     Operating         Financing
            December 31,       Leases            Leases            Total
            ------------       ------            ------            -----
                    2001       $17,659,911       $ 1,821,285     $ 19,481,196
                    2002        31,377,921         3,260,750       34,638,671
                    2003        25,091,726         2,953,693       28,045,419
                    2004        15,627,523         1,989,108       17,616,631
                    2005        11,262,132         1,901,705       13,163,837
              Thereafter        16,411,609         2,019,963       18,431,572
                          ----------------- ----------------- ----------------
                              $117,430,822       $13,946,504     $131,377,326
                          ================= ================= ================


4.  Non-recourse debt:

At June 30, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2006.

Future minimum payments of non-recourse debt are as follows:

           Year ending
           December 31,       Principal          Interest           Total
           ------------       ---------          --------           -----
                     2001         $ 144,998         $ 269,315        $ 414,313
                     2002           312,109           515,608          827,717
                     2003           397,915           486,617          884,532
                     2004         4,425,556           170,437        4,595,993
                     2005           418,256            77,737          495,993
               Thereafter           461,129            34,866          495,995
                           ----------------- ----------------- ----------------
                                $ 6,159,963       $ 1,554,580      $ 7,714,543
                           ================= ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (4.4994% at June 30, 2001).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2001, the Company receives or pays interest on a notional principal of $87,520,000, based on the difference between nominal rates ranging from 5.04% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                              Original          Balance           Rate on
                               Amount           June 30,       Interest Swap
       Date Borrowed          Borrowed            2001           Agreement
       -------------          --------            ----           ---------
        11/11/1999            $ 20,000,000       $12,650,000       6.840%
        12/21/1999              20,000,000        17,527,000       7.410%
        12/24/1999              25,000,000        17,824,000       7.440%
         4/17/2000               6,500,000         5,385,000       7.450%
         4/28/2000               1,900,000         1,342,000       7.720%
         8/3/2000               19,000,000        16,570,000       7.500%
        10/31/2000               7,500,000         6,610,000       7.130%
         1/29/2001               8,000,000         7,636,000       5.910%
         6/1/2001                2,000,000         1,976,000       5.040%
                          ----------------- -----------------
                              $109,900,000       $87,520,000
                          ================= =================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

         Year ending
         December 31,         Principal          Interest           Total
                              ---------          --------           -----
                     2001       $10,566,000       $ 2,966,928     $ 13,532,928
                     2002        20,905,000         4,823,462       25,728,462
                     2003        18,790,000         3,394,329       22,184,329
                     2004        13,267,000         2,234,800       15,501,800
                     2005         9,486,000         1,428,010       10,914,010
               Thereafter        14,506,000         1,529,552       16,035,552
                           ----------------- ----------------- ----------------
                                $87,520,000       $16,377,081     $103,897,081
                           ================= ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


6.  Related party transactions:

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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement during the six month periods ended June 30, 2000 and 1999 as follows:

                                                                                     2001              2000
                                                                                     ----              ----
Asset management fees to Managing Member                                            $ 1,009,978         $ 592,977
Administrative costs reimbursed to Managing Member                                      526,265           540,582
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                                       -         3,855,618
Reimbursement of other syndication costs to Managing Member                                   -         1,957,345
                                                                                ---------------- -----------------
                                                                                    $ 1,536,243       $ 6,946,522
                                                                                ================ =================


7. Member's capital:

As  of  June  30,  2001,   13,570,188  Units   ($135,701,880)  were  issued  and
outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The offering was concluded on November 30, 2000. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

The Partnership had $9,223,497 of borrowings under the agreement at June 30, 2001.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2001.


9.  Commitments:

As of June 30, 2001, the Company had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2001, the Company's primary activity was engaging in equipment leasing activities. During the first half of 2000, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities.

During 2001, the Company's primary source of liquidity was rents from operating leases. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

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

The Company  participates with the Managing Member and certain of its affiliates
in  a  $62,000,000   revolving   line  of  credit  with  a  group  of  financial
institutions. The line of credit expires on April 12, 2002.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2001.

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

Cash Flows

During the first half of 2001, the Company's primary source of liquidity was operating lease rents. During the first two quarters of 2000, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of operating lease revenues.

In 2001, the most significant source of cash flows from investing activities was proceeds from the sales of lease assets. Rents from direct financing leases were the only significant source of cash from investing activities in 2000. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases.

In 2001, sources of cash from financing activities consisted of borrowings on the line of credit and proceeds of long-term debt. In 2000, financing sources of cash consisted of the proceeds of the Company's offering, funds borrowed on the line of credit and proceeds of long-term debt. Financing uses of cash included payments of syndication costs associated with the offering, repayments of long-tern debt, repayments of non-recourse debt, repayments of borrowings under the line of credit and distributions to the members.

Results of operations

In 2000, operations resulted in a net loss of $1,573,868 for the six month period and a net loss of $666,112 for the three month period. In 2001, operations resulted in net income of $3,214,274 for the first half of the year and a net loss of $1,010,900 for the second quarter. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense has increased compared to 2000 due to borrowings since June 30, 2000, particularly long-term and non-recourse debt borrowings.


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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

        (a)Documents filed as a part of this report

        1.  Financial Statements

            Included in Part I of this report:

            Balance  Sheets,  June 30,  2001 and  December  31,
               2000.

            Statements  of  operations  for the  six and  three
               month periods ended June 30, 2001 and 2000.

            Statement of changes in  partners'  capital for the
               six month period ended June 30, 2001.

            Statements  of cash  flows  for  the six and  three
               month periods ended June 30, 2001 and 2000.

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

Date:
August 8, 2001

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                     By: ATEL Financial Services, LLC
                         Managing Member of Registrant




                                      By:    /s/ DEAN L. CASH
                                           -----------------------------------
                                           Dean L. Cash
                                           President and Chief Executive
                                           Officer of Managing Member




                     By:   /s/ PARITOSH K. CHOKSI
                         -----------------------------------
                         Paritosh K. Choksi
                         Executive Vice President of
                         Managing Member, Principal
                         financial officer of registrant



                     By:   /s/ DONALD E.  CARPENTER
                         ------------------------------------
                         Donald E. Carpenter
                         Principal accounting officer of
                         registrant