Form 10-Q/A
period 2001-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2001-08-16
CIK 1125264

Form 10-Q/A

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

                                     Yes |_|
                                     No  |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                  2001               2000
                                                  ----               ----
Cash and cash equivalents                         $ 4,182,513             $ 600
Accounts receivable                                   745,089                 -
Notes receivable                                      826,079                 -
Investments in leases                              10,325,985                 -
                                            ------------------ -----------------
Total assets                                      $16,079,666             $ 600
                                            ================== =================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                  $ 159,346
   Other                                               12,357

Unearned operating lease income                       225,586
                                            ------------------
Total liabilities                                     397,289
Members' capital:
     Managing member                                        -             $ 100
     Other members                                 15,682,377               500
                                            ------------------ -----------------
Total members' capital                             15,682,377               600
                                            ------------------ -----------------
Total liabilities and members' capital            $16,079,666             $ 600
                                            ================== =================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 2001
                                   (Unaudited)


Revenues:                                      Six Months        Three Months
                                               ----------        ------------
   Leasing activities:
      Operating leases                            $ 1,193,427       $ 1,123,612
      Direct financing leases                          21,997            16,429
Interest                                               73,192            59,292
Other                                                   2,501            (2,499)
                                            ------------------ -----------------
                                                    1,291,117         1,196,834
Expenses:
Depreciation and amortization                         579,638           538,350
Cost reimbursements to Managing Member                229,551           163,091
Interest expense                                      181,868           162,541
Asset management fees to Managing Member               20,891            19,093
Other                                                  12,214             9,623
                                            ------------------ -----------------
                                                    1,024,162           892,698
                                            ------------------ -----------------
Net income                                          $ 266,955         $ 304,136
                                            ================== =================

Net income:
   Managing member                                   $ 13,207          $ 13,307
   Other members                                      253,748           290,929
                                            ------------------ -----------------
                                                    $ 266,955         $ 304,136
                                            ================== =================

Net incomes per Limited Liability Company Un            $0.26             $0.24
Weighted average number of Units outstanding          994,685         1,226,514



                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)

                                                 Other Members                 Managing
                                                 -------------
                                            Units             Amount            Member             Total

Balance December 31, 2000                            50             $ 500              $ 100             $ 600
Capital contributions                         1,834,382        18,343,820                           18,343,820
Less selling commissions to affiliates                         (1,742,663)                          (1,742,663)
Other syndication costs to affiliates                          (1,008,910)                          (1,008,910)
Distributions to members                                         (164,118)           (13,307)         (177,425)
Net income                                                        253,748             13,207           266,955
                                      ------------------ ----------------- ------------------ -----------------
Balance June 30, 2001                         1,834,432       $15,682,377                $ -       $15,682,377
                                      ================== ================= ================== =================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 2001
                                   (Unaudited)


Operating activities:                                      Six Months        Three Months
                                                           ----------        ------------
Net income                                                      $ 266,955         $ 304,136
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                  579,638           538,350
   Residual value income                                           (3,554)           (3,554)
   Changes in operating assets and liabilities:
      Accounts receivable                                        (745,089)         (658,538)
      Accounts payable, Managing Member                           159,346           148,629
      Accounts payable, other                                      12,357            10,256
      Unearned operating lease income                             225,586           225,586
                                                        ------------------ -----------------
Net cash used in operations                                       495,239           564,865
                                                        ------------------ -----------------

Investing activities:
Purchases of equipment on operating leases                     (9,959,232)       (7,674,046)
Note receivable advances                                       (1,000,000)                -
Purchases of equipment on direct financing leases                (819,124)                -
Payments received on notes receivable                             173,921            21,879
Investment in residuals                                           (59,147)           40,853
Payments of initial direct costs to managing member               (91,296)          (50,920)
Reduction of net investment in direct financing leases             26,730            20,115
                                                        ------------------ -----------------
Net cash used in investing activities                         (11,728,148)       (7,642,119)
                                                        ------------------ -----------------

Financing activities:
Capital contributions received                                 18,343,820        11,220,320
Payment of syndication costs to managing member                (2,751,573)       (1,865,348)
Distributions to members                                         (177,425)         (177,425)
                                                        ------------------ -----------------
Net cash provided by financing activities                      15,414,822         9,177,547
                                                        ------------------ -----------------

Net increase in cash and cash equivalents                       4,181,913         2,100,293

Cash and cash equivalents at beginning of period                      600         2,082,220
                                                        ------------------ -----------------
Cash and cash equivalents at end of period                    $ 4,182,513       $ 4,182,513
                                                        ================== =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                        $ 181,868         $ 162,541
                                                        ================== =================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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

                                  JUNE 30, 2001
                                   (Unaudited)


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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                              Depreciation
                                                              Expense and          Balance
                                                              Amortization        June 30,
                                             Additions         of Leases            2001
                                             ---------         ---------            ----
Net investment in operating leases             $ 9,959,232        $ (575,732)       $ 9,383,500
Net investment in direct financing leases          819,124           (26,730)           792,394
Residual values, other                              59,147             3,554             62,701
Initial direct costs                                91,296            (3,906)            87,390
                                         ------------------ ----------------- ------------------
                                               $10,928,799        $ (602,814)       $10,325,985
                                         ================== ================= ==================

Operating leases:

Property on operating leases consists of the following:


                                 Acquisitions, Dispositions &
                                       Reclassifications               Balance
                                       -----------------               June 30,
                                1st Quarter        2nd Quarter           2001
                                -----------        -----------           ----
Mining                               $ 531,021        $ 7,639,357       $ 8,170,378
Manufacturing                          821,697                  -           821,697
Natural gas compressors                696,451                  -           696,451
Office furniture                       236,017                  -           236,017
Materials handling                           -             34,689            34,689
                              ----------------- ------------------ -----------------
                                     2,285,186          7,674,046         9,959,232
Less accumulated depreciation          (40,997)          (534,735)         (575,732)
                              ----------------- ------------------ -----------------
                                   $ 2,244,189        $ 7,139,311       $ 9,383,500
                              ================= ================== =================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)

3.  Investment in leases (continued):

Direct financing leases:

As of June 30, 2001, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of June 30, 2001:

Total minimum lease payments receivable                              $ 918,623
Estimated residual values of leased equipment (unguaranteed)           122,869
                                                             ------------------
Investment in direct financing leases                                1,041,492
Less unearned income                                                  (249,098)
                                                             ------------------
Net investment in direct financing leases                            $ 792,394
                                                             ==================

All of the property on leases was acquired in 2001.

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
            Year ending      Operating         Financing
           December 31,       Leases             Leases             Total
           ------------       ------             ------             -----
                   2001          $ 789,364          $ 73,092          $ 862,456
                   2002          1,578,728           146,184          1,724,912
                   2003          1,572,684           146,184          1,718,868
                   2004          1,506,200           146,184          1,652,384
                   2005          1,506,200           146,184          1,652,384
             Thereafter          1,332,323           260,795          1,593,118
                         ------------------ ----------------- ------------------
                               $ 8,285,499         $ 918,623        $ 9,204,122
                         ================== ================= ==================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


4.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                               $ 1,742,663
Reimbursement of other syndication costs to Managing Member                             1,008,910
Costs reimbursed to Managing Member                                                       229,551
Asset management fees to Managing Member                                                   20,891
                                                                                ------------------
                                                                                      $ 3,002,015
                                                                                ==================


5. Member's capital:

As of June 30, 2001, 1,834,432 Units ($18,344,320) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At June 30, 2001, the Company had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2001.


9.  Commitments:

As of June 30, 2001, the Company had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the second quarter of 2001, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 2001, the Company had received subscriptions for 1,834,432 Units ($18,344,320) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution. The line of credit expires on April 12, 2002. The Company could not borrow under the line of credit until it had a minimum equity of $15,000,000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2001, such commitments totaled approximately $6,800,000.

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

Cash Flows

During the first half of 2001, the Company's primary source of liquidity was the proceeds of its offering of Units.

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

In 2001, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering and distributions to the members.


Results of operations

On February 21, 2001, the Company commenced operations. Operations resulted in net income of $266,955 for the six month period and $304,136 for the three month period. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the half quarter of 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first half of 2001.

Results of operations in future periods are expected to vary considerably from those of the first half of 2001 as the Company continues to acquire significant amounts of lease assets.




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

(1) Effective date of the offering: January 16, 2001; File Number: 333-47196

(2) Offering commenced: January 16, 2001

(3) The offering did not terminate before any securities were sold.

(4) The offering has not been terminated prior to the sale of all of the securities.

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Liability Company interest"

(7) Aggregate amount and offering price of securities registered and sold as of July 31, 2001


                                                          Aggregate                            Aggregate
                                                           price of                             price of
                                                           offering                             offering
                                         Amount             amount            Amount             amount
           Title of Security           Registered         registered           sold               sold
           -----------------           ----------         ----------           ----               ----

      Limited Company units                15,000,000      $150,000,000          2,230,119       $22,301,190

      (8)Costs   incurred  for  the  issuers   account  in
         connection with the issuance and  distribution of
         the  securities   registered  for  each  category
         listed below:

                                      Direct or indirect payments to
                                       directors, officers, general
                                      partners of the issuer or their
                                       associates; to persons owning
                                        ten percent or more of any           Direct or
                                       class of equity securities of         indirect
                                     the issuer; and to affiliates of       payments to
                                       the issuer                             others             Total
                                       ----------                             ------             -----

      Underwriting discounts and
      commissions                                 $ -                          $ 2,118,613       $ 2,118,613

      Other expenses                                                             1,226,565         1,226,565

                                    ------------------                   ------------------ -----------------
      Total expenses                              $ -                          $ 3,345,179       $ 3,345,179
                                    ==================                   ================== =================

      (9) Net offering proceeds to the issuer after the total expenses in item 8:                $18,956,012

      (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                      Direct or indirect payments to
                                       directors, officers, general
                                      partners of the issuer or their
                                       associates; to persons owning
                                        ten percent or more of any           Direct or
                                       class of equity securities of         indirect
                                     the issuer; and to affiliates of       payments to
                                       the issuer                             others             Total
                                       ----------                             ------             -----

      Purchase and installation of
      machinery and equipment                     $ -                          $18,844,506       $18,844,506

      Working capital                                                              111,506           111,506
                                    ------------------                   ------------------ -----------------
                                                  $ -                          $18,956,012       $18,956,012
                                    ==================                   ================== =================

      (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

      (a)Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheets, June 30, 2001 and December 31, 2000.

          Statements of operations for the six and three month periods ended June 30, 2001.

          Statement of changes in partners' capital for the six month period ended June 30, 2001.

          Statements of cash flows for the six and three month periods ended June 30, 2001.

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

Date:
August 8, 2001

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



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