Form 10-Q
period 2001-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2001-11-13
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 2001

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

                                     Yes |_|
                                     No  |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                 2001               2000
                                                 ----               ----
Cash and cash equivalents                        $ 8,388,820              $ 600
Accounts receivable                                  860,055                  -
Notes receivable                                     858,755                  -
Investments in leases                             14,596,009                  -
                                           ------------------ ------------------
Total assets                                     $24,703,639              $ 600
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                  $ 61,308
   Other                                              26,340

Unearned operating lease income                       31,142
                                           ------------------
Total liabilities                                    118,790
Members' capital:
     Managing member                                       -              $ 100
     Other members                                24,584,849                500
                                           ------------------ ------------------
Total members' capital                            24,584,849                600
                                           ------------------ ------------------
Total liabilities and members' capital           $24,703,639              $ 600
                                           ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)


Revenues:                                     Nine Months       Three Months
                                              -----------       ------------
   Leasing activities:
      Operating leases                           $ 2,424,777        $ 1,231,350
      Direct financing leases                         39,494             17,497
Interest                                             138,036             64,844
Other                                                  5,594              3,093
                                           ------------------ ------------------
                                                   2,607,901          1,316,784
Expenses:
Depreciation and amortization                      1,487,960            908,322
Cost reimbursements to Managing Member               348,285            118,734
Interest expense                                     194,393             12,525
Asset management fees to Managing Member              72,467             51,576
Other                                                 44,219             32,005
                                           ------------------ ------------------
                                                   2,147,324          1,123,162
                                           ------------------ ------------------
Net income                                         $ 460,577          $ 193,622
                                           ================== ==================

Net income:
   Managing member                                  $ 44,658           $ 31,451
   Other members                                     415,919            453,100
                                           ------------------ ------------------
                                                   $ 460,577          $ 193,622
                                           ================== ==================

Net incomes per Limited Liability Company Unit        $ 0.26             $ 0.19
Weighted average number of Units outstanding       1,586,885          2,423,618

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                                 Other Members                  Managing
                                                 -------------
                                            Units             Amount             Member              Total

Balance December 31, 2000                            50              $ 500              $ 100              $ 600
Capital contributions                         2,895,228         28,952,280                            28,952,280
Less selling commissions to affiliates                          (2,750,467)                           (2,750,467)
Other syndication costs to affiliates                           (1,481,368)                           (1,481,368)
Distributions to members                                          (552,015)           (44,758)          (596,773)
Net income                                                         415,919             44,658            460,577
                                      ------------------ ------------------ ------------------ ------------------
Balance September 30, 2001                    2,895,278        $24,584,849                $ -        $24,584,849
                                      ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)


Operating activities:                                     Nine Months       Three Months
                                                          -----------       ------------
Net income                                                     $ 460,577          $ 193,622
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                               1,487,960            908,322
   Residual value income                                          (6,593)            (3,039)
   Changes in operating assets and liabilities:
      Accounts receivable                                       (860,055)          (114,966)
      Accounts payable, Managing Member                           61,308            (98,038)
      Accounts payable, other                                     26,340             13,983
      Unearned operating lease income                             31,142           (194,444)
                                                       ------------------ ------------------
Net cash provided by operations                                1,200,679            705,440
                                                       ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                   (14,999,668)        (5,040,436)
Note receivable advances                                      (1,000,000)                 -
Purchases of equipment on direct financing leases               (888,568)           (69,444)
Payments received on notes receivable                            141,245            (32,676)
Investment in residuals                                          (66,093)            (6,946)
Payments of initial direct costs to managing member             (175,300)           (84,004)
Reduction of net investment in direct financing leases            52,253             25,523
                                                       ------------------ ------------------
Net cash used in investing activities                        (16,936,131)        (5,207,983)
                                                       ------------------ ------------------

Financing activities:
Capital contributions received                                28,952,280         10,608,460
Payment of syndication costs to managing member               (4,231,835)        (1,480,262)
Distributions to members                                        (596,773)          (419,348)
                                                       ------------------ ------------------
Net cash provided by financing activities                     24,123,672          8,708,850
                                                       ------------------ ------------------

Net increase in cash and cash equivalents                      8,388,220          4,206,307

Cash and cash equivalents at beginning of period                     600          4,182,513
                                                       ------------------ ------------------
Cash and cash equivalents at end of period                   $ 8,388,820        $ 8,388,820
                                                       ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $ 194,393           $ 12,525
                                                       ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                               Depreciation
                                                                Expense and          Balance
                                                               Amortization       September 30,
                                              Additions          of Leases            2001
                                              ---------          ---------            ----
Net investment in operating leases              $14,999,668       $ (1,476,081)       $13,523,587
Net investment in direct financing leases           888,568            (52,253)           836,315
Residual values, other                               66,093              6,593             72,686
Initial direct costs                                175,300            (11,879)           163,421
                                          ------------------ ------------------ ------------------
                                                $16,129,629       $ (1,533,620)       $14,596,009
                                          ================== ================== ==================

Operating leases:

Property on operating leases consists of the following:

                                                                                           Balance
                                 Acquisitions, Dispositions & Reclassifications         September 30,
                                 ----------------------------------------------
                                1st Quarter        2nd Quarter        3rd Quarter           2001
                                -----------        -----------        -----------           ----
Mining                               $ 531,021        $ 7,639,357        $ 4,867,632       $ 13,038,010
Manufacturing                          821,697                  -                  -            821,697
Natural gas compressors                696,451                  -                  -            696,451
Office furniture                       236,017                  -                  -            236,017
Materials handling                           -             34,689            172,804            207,493
                             ------------------ ------------------ ------------------ ------------------
                                     2,285,186          7,674,046          5,040,436         14,999,668
Less accumulated depreciation          (40,997)          (534,735)          (900,349)        (1,476,081)
                             ------------------ ------------------ ------------------ ------------------
                                   $ 2,244,189        $ 7,139,311        $ 4,140,087       $ 13,523,587
                             ================== ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)

3.  Investment in leases (continued):

Direct financing leases:

As of September 30, 2001, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of September 30, 2001:

Total minimum lease payments receivable                              $ 960,215
Estimated residual values of leased equipment (unguaranteed)           129,813
                                                             ------------------
Investment in direct financing leases                                1,090,028
Less unearned income                                                  (253,713)
                                                             ------------------
Net investment in direct financing leases                            $ 836,315
                                                             ==================

All of the property on leases was acquired in 2001.

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                            Operating          Financing
                                             Leases             Leases              Total
 Three months ending December 31, 2001          $ 176,613           $ 46,254          $ 222,867
         Year ending December 31, 2002          2,419,099            185,016          2,604,115
                                  2003          2,413,055            175,780          2,588,835
                                  2004          2,346,571            146,184          2,492,755
                                  2005          2,346,571            146,184          2,492,755
                            Thereafter          2,099,769            260,797          2,360,566
                                        ------------------ ------------------ ------------------
                                              $11,801,678          $ 960,215        $12,761,893
                                        ================== ================== ==================


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates from 11.12% to 14.97%. The notes are secured by the equipment financed. The minimum payments receivable are as follows:



 Three months ending December 31, 2001         $ 111,960
         Year ending December 31, 2002           447,840
                                  2003           447,840
                                  2004            32,885
                                       ------------------
                                               1,040,525
   Less: Portion representing interest          (181,770)
                                       ------------------
                                               $ 858,755
                                       ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


5.  Related party transactions:

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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of the
   Limited Liability Company units, deducted from Other
   Members' capital)                                               $ 2,750,467
Reimbursement of other syndication costs to Managing Member          1,481,368
Costs reimbursed to Managing Member                                    348,285
Asset management fees to Managing Member                                72,467
                                                               ----------------
                                                                   $ 4,652,587
                                                               ================


6. Member's capital:

As of September 30, 2001, 2,895,278 Units ($28,952,780) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


7.  Line of credit:

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

At September 30, 2001, the Company had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2001.


8.  Commitments:

As of September 30, 2001, the Company had outstanding commitments to purchase lease equipment totaling approximately $436,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 2001, our primary activities were raising funds through our offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 2001, we had received subscriptions for 2,895,278 Units ($28,952,780) all of which were issued and outstanding.

During the funding period, our primary source of liquidity is subscription proceeds from the public offering of Units. Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on the our success in re-leasing or selling the equipment as it comes off lease.

We participate with the Managing Member and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution. The line of credit expires on April 12, 2002. We could not borrow under the line of credit until we had a minimum equity of $15,000,000.

We anticipate reinvesting a portion of lease payments from assets owned in new leasing transactions. These reinvestments will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the Managing Member and providing for cash distributions to the Other Members.

We currently have available adequate reserves to meet contingencies, but in the event that those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

We do not expect to make commitments of capital, nor have we made any commitments of capital, except for the acquisition of additional equipment. As of September 30, 2001, we had made commitments totaling approximately $436,000.

If inflation in the general economy becomes significant, it may affect us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, our revenues from existing leases would not increase, as these rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Our leases already in place, for the most part, would not be affected by changes in interest rates.


Cash Flows

During the first three quarters of 2001, our primary source of liquidity was the proceeds of our offering of Units.

In 2001, operating lease rents was our primary source of cash from operations.

Rents from direct financing leases and payments received on notes receivable were our primary sources of cash from investing activities. We used of cash in investing activities to purchase operating and direct financing lease assets, to pay of initial direct costs associated with the lease asset purchases and to make advances on notes receivable.

Our primary source of cash from financing activities was the proceeds of our public offering of Units of Limited Liability Company interest. We used cash in financing activities to pay syndication costs associated with the offering and to make distributions to our members.


Results of operations

On February 21, 2001, we commenced operations. Our operations resulted in net income of $460,577 for the nine month period and $193,622 for the three month period. Our primary source of revenues is rents from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect these to increase in future periods as acquisitions continue.

Asset management fees are based on our gross lease rents plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first three quarters of 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to us. All of the revenues and related carrying costs for these transactions were attributed to us in the first nine months of 2001.

The results of our operations are expected to vary considerably in future periods from those of the first nine months of 2001 as we continue to acquire significant amounts of lease assets.




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

(5)  The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Liability Company interest"

(7) Aggregate amount and offering price of securities registered and sold as of October 31, 2001


                                                        Aggregate                             Aggregate
                                                        price of                              price of
                                                        offering                              offering
                                      Amount             amount             Amount             amount
        Title of Security           Registered         registered            sold               sold
        -----------------           ----------         ----------            ----               ----

   Limited Company units                15,000,000       $150,000,000          3,340,889        $33,408,890

(8)Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

   Underwriting discounts and
   commissions                                 $ -                           $ 3,173,845        $ 3,173,845

   Other expenses                                                              1,753,400          1,753,400

                                 ------------------                    ------------------ ------------------
   Total expenses                              $ -                           $ 4,927,245        $ 4,927,245
                                 ==================                    ================== ==================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                     $28,481,645




(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

   Purchase and installation of
   machinery and equipment                     $ -                           $28,314,601        $28,314,601

   Working capital                                                               167,044            167,044
                                 ------------------                    ------------------ ------------------
                                               $ -                           $28,481,645        $28,481,645
                                 ==================                    ================== ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

  (a)Documents filed as a part of this report

  1.  Financial Statements

      Included in Part I of this report:

          Balance Sheets, September 30, 2001 and December 31, 2000.

          Statements of operations for the nine and three month periods ended September 30, 2001.

          Statement of changes in partners' capital for the nine month period ended September 30, 2001.

          Statements of cash flows for the nine and three month periods ended September 30, 2001.

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

Date:
November 12, 2001

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



        By: ATEL Financial Services, LLC
            Managing Member of Registrant




                          By:    /s/ DEAN L. CASH
                               -------------------------------------
                               Dean L. Cash
                               President and Chief Executive
                               Officer of Managing Member




        By:   /s/ PARITOSH K. CHOKSI
            --------------------------------------
            Paritosh K. Choksi
            Executive Vice President of
            Managing Member, Principal
            financial officer of registrant



        By:   /s/ DONALD E. CARPENTER
            --------------------------------------
            Donald E. Carpenter
            Principal accounting
            officer of registrant