Form 10-Q
period 2002-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2002-05-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended March 31, 2002

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

                                     Yes |_|
                                     No  |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                2002               2001
                                                ----               ----
Cash and cash equivalents                       $17,753,199        $13,568,058
Accounts receivable                                 742,323          1,186,719
Notes receivable                                  1,811,376            982,262
Investments in leases                            28,331,406         21,091,372
                                          ------------------ ------------------
Total assets                                    $48,638,304        $36,828,411
                                          ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                $ 315,014          $ 157,719
   Other                                             10,818             24,471

Unearned operating lease income                     230,416             95,618
                                          ------------------ ------------------
Total liabilities                                   556,248            277,808
Members' capital:
     Managing member                                      -                  -
     Other members                               48,082,056         36,550,603
                                          ------------------ ------------------
Total members' capital                           48,082,056         36,550,603
                                          ------------------ ------------------
Total liabilities and members' capital          $48,638,304        $36,828,411
                                          ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                                 ----               ----
Revenues:
   Leasing activities:
      Operating leases                             $ 951,867           $ 69,815
      Direct financing leases                         21,152              5,568
Interest                                             106,591             13,900
Other                                                    136              5,000
                                           ------------------ ------------------
                                                   1,079,746             94,283
Expenses:
Depreciation and amortization                        784,536             41,288
Other                                                 81,354              2,591
Asset management fees to Managing Member              58,256              1,798
Cost reimbursements to Managing Member                52,854             66,460
Professional fees                                     24,025                  -
Interest expense                                           -             19,327
                                           ------------------ ------------------
                                                   1,001,025            131,464
                                           ------------------ ------------------
Net income (loss)                                   $ 78,721          $ (37,181)
                                           ================== ==================

Net income (loss):
   Managing member                                  $ 86,510             $ (100)
   Other members                                      (7,789)           (37,081)
                                           ------------------ ------------------
                                                    $ 78,721          $ (37,181)
                                           ================== ==================

Net income (loss) per Limited
   Liability Company Unit                            $ (0.00)           $ (0.17)
Weighted average number of Units
   outstanding                                     5,055,796            221,235

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2002
                                   (Unaudited)

                                                 Other Members                  Managing
                                                 -------------
                                            Units             Amount             Member              Total

Balance December 31, 2001                     4,363,409        $36,550,603                $ -        $36,550,603
Capital contributions                         1,446,708         14,467,080                            14,467,080
Less selling commissions to affiliates                          (1,374,373)                           (1,374,373)
Other syndication costs to affiliates                             (497,888)                             (497,888)
Distributions to members                                        (1,055,577)           (86,510)        (1,142,087)
Net income (loss)                                                   (7,789)            86,510             78,721
                                      ------------------ ------------------ ------------------ ------------------
Balance March 31, 2002                        5,810,117        $48,082,056                $ -        $48,082,056
                                      ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                             2002               2001
                                                             ----               ----
Operating activities:
Net income (loss)                                               $ 78,721          $ (37,181)
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                 784,536             41,288
   Changes in operating assets and liabilities:
      Accounts receivable                                        444,396            (86,551)
      Accounts payable, Managing Member                          157,295             10,717
      Accounts payable, other                                    (13,653)             2,101
      Unearned operating lease income                            134,798                  -
                                                       ------------------ ------------------
Net cash provided by (used in) operations                      1,586,093            (69,626)
                                                       ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                    (6,859,596)        (2,285,186)
Note receivable advances                                      (1,177,028)        (1,000,000)
Purchases of equipment on direct financing leases               (980,570)          (819,124)
Payments received on notes receivable                            347,914            152,042
Payments of initial direct costs to managing member             (126,727)           (40,376)
Investment in residuals                                          (91,809)          (100,000)
Reduction of net investment in direct financing leases            34,132              6,615
                                                       ------------------ ------------------
Net cash used in investing activities                         (8,853,684)        (4,086,029)
                                                       ------------------ ------------------

Financing activities:
Capital contributions received                                14,467,080          7,123,500
Payment of syndication costs to managing member               (1,872,261)          (886,225)
Distributions to members                                      (1,142,087)                 -
                                                       ------------------ ------------------
Net cash provided by financing activities                     11,452,732          6,237,275
                                                       ------------------ ------------------

Net increase in cash and cash equivalents                      4,185,141          2,081,620

Cash and cash equivalents at beginning of period              13,568,058                600
                                                       ------------------ ------------------
Cash and cash equivalents at end of period                   $17,753,199        $ 2,082,220
                                                       ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                             $ -           $ 19,327
                                                       ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                               Depreciation
                                            Balance                             Expense and         Reclass-           Balance
                                          December 31,                         Amortization      ifications and       March 31,
                                              2001            Additions          of Leases        Dispositions          2002
                                              ----            ---------          ---------        ------------          ----
Net investment in operating leases           $19,971,408        $ 6,859,596         $ (765,391)               $ -       $26,065,613
Net investment in direct financing
   leases                                        750,894            980,570            (34,132)                 -         1,697,332
Residual values, other                            75,983             91,809                                                 167,792
Initial direct costs                             293,087            126,727            (19,145)                 -           400,669
                                        ----------------- ------------------ ------------------ ------------------ -----------------
                                             $21,091,372        $ 8,058,702         $ (818,668)               $ -       $28,331,406
                                        ================= ================== ================== ================== =================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                 Balance                              Reclass-            Balance
                               December 31,      Additions and     ifications and        March 31,
                                   2001          Depreciation       Dispositions           2002
                                   ----          ------------       ------------           ----
Mining                           $ 13,421,219        $         -                $ -       $ 13,421,219
Marine vessels                      5,712,000                  -                  -          5,712,000
Manufacturing                         989,709          4,052,809                  -          5,042,518
Materials handling                    207,486          2,211,915                  -          2,419,401
Office furniture                      998,540            325,719                  -          1,324,259
Natural gas compressors               696,451                  -                  -            696,451
Communications                              -            269,153                  -            269,153
                             ----------------- ------------------ ------------------ ------------------
                                   22,025,405          6,859,596                  -         28,885,001
Less accumulated depreciation      (2,053,997)          (765,391)                 -         (2,819,388)
                             ----------------- ------------------ ------------------ ------------------
                                 $ 19,971,408        $ 6,094,205                $ -       $ 26,065,613
                             ================= ================== ================== ==================

The average assumed residual values for assets on operating leases were 32% at December 31, 2001 and 26% at March 31, 2002.

Direct financing leases:

As of March 31, 2002, investment in direct financing leases consists office furniture and materials handling equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2002:

Total minimum lease payments receivable                             $ 1,886,069
Estimated residual values of leased equipment (unguaranteed)            209,873
                                                              ------------------
Investment in direct financing leases                                 2,095,942
Less unearned income                                                   (398,610)
                                                              ------------------
Net investment in direct financing leases                           $ 1,697,332
                                                              ==================

All of the property on leases was acquired in 2001 and 2002.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                            Operating          Financing
                                             Leases             Leases              Total
  Nine months ending December 31, 2002     $    2,814,074          $ 278,277        $ 3,092,351
         Year ending December 31, 2003          4,316,937            371,036          4,687,973
                                  2004          4,191,708            371,036          4,562,744
                                  2005          3,938,837            371,036          4,309,873
                                  2006          3,484,311            361,172          3,845,483
                            Thereafter            539,209            133,512            672,721
                                        ------------------ ------------------ ------------------
                                              $19,285,076        $ 1,886,069        $21,171,145
                                        ================== ================== ==================


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


The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2002               2001
                                                                                      ----               ----
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                               $ 1,374,373          $ 676,733
Reimbursement of other syndication costs to Managing Member                               497,888            209,493
Asset management fees to Managing Member                                                   58,256              1,798
Costs reimbursed to Managing Member                                                        52,854             66,460
                                                                                ------------------ ------------------
                                                                                      $ 1,983,371          $ 954,484
                                                                                ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


5. Member's capital:

As of March 31, 2002, 5,810,117 Units ($58,101,170) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


6.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. The terms and conditions on the new line of credit are expected to be substantially the same as on the expiring line of credit. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $           -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              19,300,000
                                                               ---------------
Total borrowings under the acquisition facility                    19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                         5,235,045
                                                               ---------------
Total outstanding balance                                       $  24,535,045
                                                               ===============

Total available under the line of credit                        $  62,000,000
Total outstanding balance                                         (24,535,045)
                                                               ---------------
Remaining availability                                          $  37,464,955
                                                               ===============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarters of 2002 and 2001, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through March 31, 2002, the Company had received subscriptions for 5,810,117 Units ($58,101,170) all of which were issued and outstanding.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. The terms and conditions on the new line of credit are expected to be substantially the same as on the expiring line of credit. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $           -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              19,300,000
                                                               ---------------
Total borrowings under the acquisition facility                    19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                         5,235,045
                                                               ---------------
Total outstanding balance                                       $  24,535,045
                                                               ===============

Total available under the line of credit                        $  62,000,000
Total outstanding balance                                         (24,535,045)
                                                               ---------------
Remaining availability                                          $  37,464,955
                                                               ===============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were a total of approximately $700,000 of such commitments as of March 31, 2002.

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


Cash Flows

During the first quarters of 2002 and 2001, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2002 and 2001, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable.

In 2002 and 2001, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering.


Results of operations

On February 21, 2001, the Company commenced operations. Operations resulted in net income of $78,721 in 2002 compared to a net loss of $37,181 in 2001. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first quarter of 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first quarter of 2001. There was no interest expense or debt in the first quarter of 2002.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 2002 as the Company continues to acquire significant amounts of lease assets.

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

     (1)  Effective  date  of the  offering:  December  7,  1998;  File  Number:
     333-47196

     (2) Offering commenced: January 16, 2001

     (3) The offering did not terminate before any securities were sold.

     (4) The offering has not been terminated prior to the sale of all of the securities.

     (5) The managing underwriter is ATEL Securities Corporation.

     (6) The title of the registered class of securities is "Units of Limited Liability Company interest"

     (7) Aggregate amount and offering price of securities registered and sold as of April 30, 2002


                                                           Aggregate                             Aggregate
                                                           price of                              price of
                                                           offering                              offering
                                         Amount             amount             Amount             amount
           Title of Security           Registered         registered            sold               sold
           -----------------           ----------         ----------            ----               ----

     Limited Company units                 15,000,000       $150,000,000          5,809,517        $58,095,170




     (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                       Direct or indirect payments to
                                        directors, officers, general
                                      partners of the issuer or their
                                       associates; to persons owning
                                         ten percent or more of any           Direct or
                                       class of equity securities of          indirect
                                      the issuer; and to affiliates of       payments to
                                       the issuer                              others              Total
                                       ----------                              ------              -----

     Underwriting discounts and
     commissions                                  $ -                           $ 5,519,041        $ 5,519,041

     Other expenses                                                               2,864,283          2,864,283

                                    ------------------                    ------------------ ------------------
     Total expenses                               $ -                           $ 8,383,324        $ 8,383,324
                                    ==================                    ================== ==================

     (9) Net offering proceeds to the issuer after the total expenses in item 8:                   $49,711,846

     (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                       Direct or indirect payments to
                                        directors, officers, general
                                      partners of the issuer or their
                                       associates; to persons owning
                                         ten percent or more of any           Direct or
                                       class of equity securities of          indirect
                                      the issuer; and to affiliates of       payments to
                                       the issuer                              others              Total
                                       ----------                              ------              -----

     Purchase and installation of
     machinery and equipment                $ 444,711                           $30,892,639        $31,337,351

     Working capital                                                             18,374,496         18,374,496
                                    ------------------                    ------------------ ------------------
                                                  $ -                           $49,267,135        $49,711,846
                                    ==================                    ================== ==================

     (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

       (a)Documents filed as a part of this report

       1.  Financial Statements

           Included in Part I of this report:

               Balance Sheets, March 31, 2002 and December 31, 2001.

               Statements of operations for the three month periods ended March 31, 2002 and 2001.

               Statement of changes in partners' capital for the three month period ended March 31, 2002.

               Statements of cash flows for the three month periods ended March 31, 2002 and 2001.

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

Date:
May 13, 2002

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