Form 10-Q
period 2002-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2002-08-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended June 30, 2002

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

                                     Yes |_|
                                     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                 2002              2001
                                                 ----              ----
Cash and cash equivalents                       $16,904,648        $13,568,058
Accounts receivable                               1,348,675          1,186,719
Notes receivable                                  1,594,488            982,262
Investments in leases                            37,962,361         21,091,372
                                           ----------------- ------------------
Total assets                                    $57,810,172        $36,828,411
                                           ================= ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                $ 181,560          $ 157,719
   Other                                             25,868             24,471

Unearned operating lease income                      71,311             95,618
                                           ----------------- ------------------
Total liabilities                                   278,739            277,808

Members' capital                                 57,531,433         36,550,603
                                           ----------------- ------------------
Total members' capital                           57,531,433         36,550,603
                                           ----------------- ------------------
Total liabilities and members' capital          $57,810,172        $36,828,411
                                           ================= ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                           Six Months                          Three Months
                                                         Ended June 30,                       Ended June 30,
                                                         --------------                       --------------
                                                     2002              2001               2002              2001
                                                     ----              ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                              $ 2,187,687        $ 1,193,427       $ 1,235,820        $ 1,123,612
      Direct financing leases                            53,396             21,997            32,244             16,429
      Gain on sales of assets                           107,353                  -           107,353                  -
Interest                                                271,501             73,192           164,910             59,292
Other                                                       319              2,501               183             (2,499)
                                               ----------------- ------------------ ----------------- ------------------
                                                      2,620,256          1,291,117         1,540,510          1,196,834
Expenses:
Depreciation and amortization                         1,806,647            579,638         1,022,111            538,350
Cost reimbursements to Managing Member                  118,586            229,551            65,732            163,091
Asset management fees to Managing Member                 93,693             20,891            35,437             19,093
Professional fees                                        32,857                  -             8,832                  -
Interest expense                                         19,263            181,868            19,263            162,541
Other                                                   133,563             12,214            52,209              9,623
                                               ----------------- ------------------ ----------------- ------------------
                                                      2,204,609          1,024,162         1,203,584            892,698
                                               ----------------- ------------------ ----------------- ------------------
Net income                                            $ 415,647          $ 266,955         $ 336,926          $ 304,136
                                               ================= ================== ================= ==================

Net income:
   Managing member                                    $ 197,341          $ 197,341         $ 110,831          $ 197,441
   Other members                                        218,306             69,614           226,095            106,795
                                               ----------------- ------------------ ----------------- ------------------
                                                      $ 415,647          $ 266,955         $ 336,926          $ 304,136
                                               ================= ================== ================= ==================

Net income per Limited Liability Company Unit             $0.04              $0.07             $0.04              $0.09
Weighted average number of Units outstanding          5,728,798            994,685         6,394,522          1,226,514

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)

                                                  Other Members                 Managing
                                                  -------------
                                            Units             Amount             Member             Total
Balance December 31, 2001                     4,363,409        $36,550,603               $ -        $36,550,603
Capital contributions                         2,656,308         26,563,080                           26,563,080
Less selling commissions to affiliates                          (2,523,493)                          (2,523,493)
Other syndication costs to affiliates                             (843,195)                            (843,195)
Distributions to members                                        (2,433,868)         (197,341)        (2,631,209)
Net income                                                         218,306           197,341            415,647
                                       ----------------- ------------------ ----------------- ------------------
Balance June 30, 2002                         7,019,717        $57,531,433               $ -        $57,531,433
                                      ================= ================== ================= ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                     Six Months                          Three Months
                                                                   Ended June 30,                       Ended June 30,
                                                                   --------------                       --------------
                                                               2002              2001               2002              2001
                                                               ----              ----               ----              ----
Operating activities:
Net income                                                      $ 415,647          $ 266,955         $ 336,926          $ 304,136
Adjustments to reconcile net income to cash
   provided by operating activities:
   Gain on sales of assets                                       (107,353)                 -          (107,353)                 -
   Depreciation and amortization                                1,806,647            579,638         1,022,111            538,350
   Changes in operating assets and liabilities:
      Accounts receivable                                        (161,956)          (745,089)         (606,352)          (658,538)
      Accounts payable, Managing Member                            23,841            159,346          (133,454)           148,629
      Accounts payable, other                                       1,397             12,357            15,050             10,256
      Unearned operating lease income                             (24,307)           225,586          (159,105)           225,586
                                                         ----------------- ------------------ ----------------- ------------------
Net cash used in operations                                     1,953,916            495,239           367,823            568,419
                                                         ----------------- ------------------ ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                    (18,013,963)        (9,959,232)      (11,154,367)       (15,728,777)
Note receivable advances                                       (1,031,605)        (1,000,000)          145,423            (31,605)
Purchases of equipment on direct financing leases                (980,570)          (819,124)                -           (161,446)
Payments received on notes receivable                             419,379            173,921            71,465            267,337
Proceeds from sales of lease assets                               749,408                  -           749,408                  -
Investment in residuals                                           (66,995)           (59,147)           24,814             33,005
Payments of initial direct costs to managing
   member                                                        (352,809)           (91,296)         (226,082)          (312,433)
Reduction of net investment in direct financing
   leases                                                          94,646             26,730            60,514             88,031
                                                         ----------------- ------------------ ----------------- ------------------
Net cash used in investing activities                         (19,182,509)       (11,728,148)      (10,328,825)       (15,845,888)
                                                         ----------------- ------------------ ----------------- ------------------

Financing activities:
Capital contributions received                                 26,563,080         18,343,820        12,096,000         19,439,580
Payment of syndication costs to managing member                (3,366,688)        (2,751,573)       (1,494,427)        (2,480,463)
Distributions to members                                       (2,631,209)          (177,425)       (1,489,122)        (2,631,209)
                                                         ----------------- ------------------ ----------------- ------------------
Net cash provided by financing activities                      20,565,183         15,414,822         9,112,451         14,327,908
                                                         ----------------- ------------------ ----------------- ------------------

Net increase in cash and cash equivalents                       3,336,590          4,181,913          (848,551)          (949,561)
Cash and cash equivalents at beginning of
   period                                                      13,568,058                600        17,753,199          2,082,220
                                                         ----------------- ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                    $16,904,648        $ 4,182,513       $16,904,648        $ 1,132,659
                                                         ================= ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                         $ 19,263          $ 181,868          $ 19,263          $ 162,541
                                                         ================= ================== ================= ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation
                                           Balance                            Expense or         Reclassi-           Balance
                                        December 31,                         Amortization       fications or        June 30,
                                            2001            Additions          of Leases        Dispositions          2002
                                            ----            ---------          ---------      - -------------         ----
Net investment in operating
   leases                                   $19,971,408       $18,013,963       $ (1,757,605)       $ (642,055)       $35,585,711
Net investment in direct financing
   leases                                       750,894           980,570            (94,646)                -          1,636,818
Residual values, other                           75,983            66,995                  -                 -            142,978
Initial direct costs                            293,087           352,809            (49,042)                -            596,854
                                      ------------------ ----------------- ------------------ ----------------- ------------------
                                            $21,091,372       $19,414,337       $ (1,901,293)       $ (642,055)       $37,962,361
                                      ================== ================= ================== ================= ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                  Balance          Acquisitions, Dispositions &           Balance
                                December 31,             Reclassifications               June 30,
                                                         -----------------
                                    2001           1st Quarter       2nd Quarter           2002
                                    ----           -----------       -----------           ----
Manufacturing                     $    989,709        $ 4,052,809       $ 9,217,711       $ 14,260,229
Mining                              13,421,219                  -                 -         13,421,219
Marine vessels                       5,712,000                  -                 -          5,712,000
Materials handling                     207,486          2,211,915         1,936,144          4,355,545
Natural gas compressors                696,451                  -                 -            696,451
Office furniture                       998,540            325,719          (762,011)           562,248
Communications                               -            269,153                 -            269,153
                              ----------------- ------------------ ----------------- ------------------
                                    22,025,405          6,859,596        10,391,844         39,276,845
Less accumulated depreciation       (2,053,997)          (765,391)         (871,746)        (3,691,134)
                              ----------------- ------------------ ----------------- ------------------
                                $   19,971,408        $ 6,094,205        $ 9,520,098      $ 35,585,711
                              ================= ================== ================= ==================

The average assumed residual values for assets on operating leases were 32% at December 31, 2001 and 26% at June 30, 2002.

Direct financing leases:

As of June 30, 2002, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of June 30, 2002:

Total minimum lease payments receivable                          $ 1,793,310
Estimated residual values of leased equipment (unguaranteed)         209,873
                                                               --------------
Investment in direct financing leases                              2,003,183
Less unearned income                                                (366,365)
                                                               --------------
Net investment in direct financing leases                        $ 1,636,818
                                                               ==============

All of the property on leases was acquired in 2001 and 2002.

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                         Year ending     Operating          Financing
                        December 31,       Leases            Leases             Total
                        ------------       ------            ------             -----
 Six months ending December 31, 2002       $ 2,646,861          $ 185,518       $ 2,832,379
       Year ending December 31, 2003         5,287,677            371,036         5,658,713
                                2004         5,202,867            371,036         5,573,903
                                2005         5,152,088            371,036         5,523,124
                                2006         4,697,562            361,172         5,058,734
                          Thereafter         2,437,459            133,512         2,570,971
                                      ----------------- ------------------ -----------------
                                           $25,424,514        $ 1,793,310       $27,217,824
                                      ================= ================== =================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                   2002              2001
                                                                                   ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                           $ 2,523,493        $ 1,742,663
Reimbursement of other syndication costs to Managing Member                           843,195          1,008,910
Costs reimbursed to Managing Member                                                   118,586            229,551
Asset management fees to Managing Member                                               93,693             20,891
                                                                                 ------------- ------------------
                                                                                  $ 3,578,967        $ 3,002,015
                                                                                 ============= ==================


5. Member's capital:

As of June 30, 2002, 7,019,717 Units ($70,197,170) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member. ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


8.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility                                        $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                            23,000,000
                                                                                                  ----------------
Total borrowings under the acquisition facility                                                        23,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                 -
                                                                                                  ----------------
Total outstanding balance                                                                          $   23,000,000
                                                                                                  ================

Total available under the line of credit                                                           $   43,654,928
Total outstanding balance                                                                             (23,000,000)
                                                                                                  ----------------
Remaining availability                                                                             $   20,654,928
                                                                                                  ================

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


9.  Commitments:

As of June 30, 2002, the Company had outstanding commitments to purchase lease equipment totaling approximately $4,700,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the second quarter of 2002 and 2001, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 2002, the Company had received subscriptions for 7,019,717 Units ($70,197,170) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility                                        $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                            23,000,000
                                                                                                  ----------------
Total borrowings under the acquisition facility                                                        23,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                 -
                                                                                                  ----------------
Total outstanding balance                                                                          $   23,000,000
                                                                                                  ================

Total available under the line of credit                                                           $   43,654,928
Total outstanding balance                                                                             (23,000,000)
                                                                                                  ----------------
Remaining availability                                                                             $   20,654,928
                                                                                                  ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the members.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2002, such commitments totaled approximately $4,700,000.

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


Cash Flows

During the first half of 2002 and 2001, the Company's primary source of liquidity was the proceeds of its offering of Units.

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


Results of operations

On February 21, 2001, the Company commenced operations. In 2002, operations resulted in net income of $415,647 for the six month period and $336,926 for the three month period. In 2001, operations resulted in net income of $266,955 for the six month period and $304,136 for the three month period. The Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first half of 2002 and 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the same periods.

Results of operations in future periods are expected to vary considerably from those of the first half of 2002 and 2001 as the Company continues to acquire significant amounts of lease assets.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

 (1) Effective date of the offering:  January 16, 2001; File Number: 333-47196
 (2) Offering commenced: January 16, 2001
 (3) The offering did not terminate before any securities were sold.
 (4) The offering has not been terminated prior to the sale of all of the securities.
 (5) The managing underwriter is ATEL Securities Corporation.
 (6) The title of the registered class of securities is "Units of Limited Liability Company interest"
 (7) Aggregate amount and offering price of securities registered and sold as of July 31, 2002

                                                      Aggregate                            Aggregate
                                                      price of                             price of
                                                      offering                             offering
                                     Amount            amount             Amount            amount
       Title of Security           Registered        registered            sold              sold
       -----------------           ----------        ----------            ----              ----

 Limited Company units                15,000,000       $150,000,000         7,517,865        $75,178,650

 (8)Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                  partners of the issuer or their
                                   associates; to persons owning
                                    ten percent or more of any          Direct or
                                   class of equity securities of         indirect
                                 the issuer; and to affiliates of      payments to
                                   the issuer                             others             Total
                                   ----------                             ------             -----

 Underwriting discounts and
 commissions                                 $ -                          $ 7,141,972        $ 7,141,972

 Other expenses                                                             3,633,039          3,633,039

                                -----------------                    ----------------- ------------------
 Total expenses                              $ -                          $10,775,011        $10,775,011
                                =================                    ================= ==================

 (9) Net offering proceeds to the issuer after the total expenses in item 8:                 $64,403,639

 (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                  Direct or indirect payments to
                                   directors, officers, general
                                  partners of the issuer or their
                                   associates; to persons owning
                                    ten percent or more of any          Direct or
                                   class of equity securities of         indirect
                                 the issuer; and to affiliates of      payments to
                                   the issuer                             others             Total
                                   ----------                             ------             -----

 Purchase and installation of
 machinery and equipment                     $ -                          $64,027,746        $64,027,746

 Working capital                                                              375,893            375,893
                                -----------------                    ----------------- ------------------
                                             $ -                          $64,403,639        $64,403,639
                                =================                    ================= ==================

 (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                (a)Documents filed as a part of this report

                1.  Financial Statements

                    Included in Part I of this report:

                    Balance Sheets, June 30, 2002 and December 31, 2001.

                    Statements of operations for the six and three month
                        periods ended June 30, 2002 and 2001.

                    Statement of changes in partners' capital for the six
                        month period ended June 30, 2002.

                    Statements of cash flows for the six and three month
                        periods ended June 30, 2002 and 2001.

                    Notes to the Financial Statements

                2.  Financial Statement Schedules

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                (b) Report on Form 8-K

                          None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

           1.             The Report fully complies with the requirements of
                              section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

           2.             The information contained in the Report fairly
                              presents, in all material respects, the
                              finanancial condition and results of operations of the Company.


/s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

           1.             The Report fully complies with the requirements of
                              section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

           2.             The information contained in the Report fairly
                              presents, in all material respects, the
                              finanancial condition and results of operations of the Company.


/s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 14, 2002

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