Form 10-Q
period 2002-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2002-11-12
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended September 30, 2002

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

                                     Yes |_|
                                     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                2002               2001
                                                ----               ----
Cash and cash equivalents                       $24,036,121        $13,568,058
Accounts receivable                                 800,610          1,186,719
Investment securities available for sale            190,158                  -
Notes receivable                                  1,204,135            982,262
Prepaid expenses                                    295,000                  -
Investments in leases                            44,399,597         21,091,372
                                          ------------------ ------------------
Total assets                                    $70,925,621        $36,828,411
                                          ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                $ 357,358          $ 157,719
   Other                                             42,319             24,471

Unearned operating lease income                      37,961             95,618
                                          ------------------ ------------------
Total liabilities                                   437,638            277,808
Members' capital                                 70,487,983         36,550,603
                                          ------------------ ------------------
Total liabilities and members' capital          $70,925,621        $36,828,411
                                          ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                             Nine Months                           Three Months
                                                         Ended September 30,                   Ended September 30,
                                                         -------------------                   -------------------
                                                       2002               2001               2002               2001
                                                       ----               ----               ----               ----
Revenues:
   Leasing activities:
      Operating leases                                 $ 4,270,817        $ 2,424,777        $ 2,083,130        $ 1,231,350
      Direct financing leases                               84,945             39,494             31,549             17,497
      Gain on sales of assets                              107,353                  -                  -                  -
Interest                                                   412,256            138,036            140,755             64,844
Other                                                          609              5,594                290              3,093
                                                 ------------------ ------------------ ------------------ ------------------
                                                         4,875,980          2,607,901          2,255,724          1,316,784
Expenses:
Depreciation and amortization                            3,613,275          1,487,960          1,806,628            908,322
Cost reimbursements to Managing Member                     216,783            348,285             98,197            118,734
Asset management fees to Managing Member                   197,910             72,467            104,217             51,576
Interest expense                                           167,237            194,393            147,974             12,525
Professional fees                                           68,364             28,688             35,507             20,534
Other                                                      224,638             15,531             91,075             11,471
                                                 ------------------ ------------------ ------------------ ------------------
                                                         4,488,207          2,147,324          2,283,598          1,123,162
                                                 ------------------ ------------------ ------------------ ------------------
Net income (loss)                                        $ 387,773          $ 460,577          $ (27,874)         $ 193,622
                                                 ================== ================== ================== ==================

Net income (loss):
   Managing member                                       $ 330,673           $ 44,658          $ 133,332           $ 31,451
   Other members                                            57,100            415,919           (161,206)           453,100
                                                 ------------------ ------------------ ------------------ ------------------
                                                         $ 387,773          $ 460,577          $ (27,874)         $ 193,622
                                                 ================== ================== ================== ==================


Net income (loss) per Limited Liability Company
   Unit                                                     $ 0.01             $ 0.26            $ (0.02)            $ 0.19

Weighted average number of Units outstanding             6,435,633          1,586,885          7,831,367          2,423,618

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                                    Other Members                  Managing
                                                    -------------
                                               Units             Amount             Member              Total

Balance December 31, 2001                        4,363,409        $36,550,603                $ -        $36,550,603
Capital contributions                            4,350,305         43,503,050                  -         43,503,050
Less selling commissions to affiliates                             (4,132,790)                 -         (4,132,790)
Other syndication costs to affiliates                              (1,449,123)                 -         (1,449,123)
Distributions to members                                           (4,040,857)          (330,673)        (4,371,530)
Net income                                                             57,100            330,673            387,773
                                         ------------------ ------------------ ------------------ ------------------
Balance September 30, 2002                       8,713,714        $70,487,983                $ -        $70,487,983
                                         ================== ================== ================== ==================

                             See accompanying notes.

                             STATEMENT OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                    Nine Months                           Three Months
                                                                Ended September 30,                   Ended September 30,
                                                                -------------------                   -------------------
                                                              2002               2001               2002               2001
                                                              ----               ----               ----               ----
Operating activities:
Net income (loss)                                               $ 387,773          $ 460,577          $ (27,874)         $ 193,622
Adjustments to reconcile net income to cash
   provided by operating activities:
   Gain on sales of assets                                       (107,353)                 -                  -                  -
   Depreciation and amortization                                3,613,275          1,487,960          1,806,628            908,322
   Residual value income                                                -             (6,593)                 -             (3,039)
   Changes in operating assets and liabilities:
      Prepaid expenses                                           (295,000)                 -           (295,000)                 -
      Accounts receivable                                         386,109           (860,055)           548,065           (114,966)
      Accounts payable, Managing Member                           199,639             61,308            175,798            (98,038)
      Accounts payable, other                                      17,848             26,340             16,451             13,983
      Unearned operating lease income                             (57,657)            31,142            (33,350)          (194,444)
                                                        ------------------ ------------------ ------------------ ------------------
Net cash provided by operations                                 4,144,634          1,200,679          2,190,718            705,440
                                                        ------------------ ------------------ ------------------ ------------------

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                             STATEMENT OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                    Nine Months                           Three Months
                                                                Ended September 30,                   Ended September 30,
                                                                -------------------                   -------------------
                                                              2002               2001               2002               2001
                                                              ----               ----               ----               ----
Investing activities:
Purchases of equipment on operating leases                    (26,004,995)       (14,999,668)        (7,991,032)        (5,040,436)
Note receivable advances                                       (1,031,605)        (1,000,000)                 -                  -
Purchases of equipment on direct financing leases                (995,270)          (888,568)           (14,700)           (69,444)
Proceeds from sales of assets                                     753,263                  -              3,855                  -
Payments of initial direct costs to managing
   member                                                        (724,535)          (175,300)          (371,726)           (84,004)
Payments received on notes receivable                             619,574            141,245            200,195            (32,676)
Reduction of net investment in direct financing
   leases                                                         157,390             52,253             62,744             25,523
Investment in residuals                                                 -            (66,093)            66,995             (6,946)
                                                        ------------------ ------------------ ------------------ ------------------
Net cash used in investing activities                         (27,226,178)       (16,936,131)        (8,043,669)        (5,207,983)
                                                        ------------------ ------------------ ------------------ ------------------

Financing activities:
Capital contributions received                                 43,503,050         28,952,280         16,939,970         10,608,460
Payment of syndication costs to managing member                (5,581,913)        (4,231,835)        (2,215,225)        (1,480,262)
Distributions to members                                       (4,371,530)          (596,773)        (1,740,321)          (419,348)
                                                        ------------------ ------------------ ------------------ ------------------
Net cash provided by financing activities                      33,549,607         24,123,672         12,984,424          8,708,850
                                                        ------------------ ------------------ ------------------ ------------------

Net increase in cash and cash equivalents                      10,468,063          8,388,220          7,131,473          4,206,307

Cash and cash equivalents at beginning of
   period                                                      13,568,058                600         16,904,648          4,182,513
                                                        ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                    $24,036,121        $ 8,388,820        $24,036,121        $ 8,388,820
                                                        ================== ================== ================== ==================


Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 167,237          $ 194,393          $ 147,974           $ 12,525
                                                        ================== ================== ================== ==================

Supplemental schedule of non-cash
   transactions:
Notes receivable exchanged for marketable
   securities                                                   $ 190,158                $ -          $ 190,158                $ -
                                                        ================== ================== ================== ==================



                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation
                                          Balance                             Expense or          Reclassi-           Balance
                                       December 31,                          Amortization       fications or       September 30,
                                           2001             Additions          of Leases        Dispositions           2002
                                           ----             ---------          ---------        ------------           ----

Net investment in operating leases         $19,971,408        $26,004,995       $ (3,518,346)        $ (642,052)       $41,816,005
Net investment in direct financing
   leases                                      750,894            995,270           (157,390)                 -          1,588,774
Initial direct costs                           293,087            724,535            (94,929)                 -            922,693
Residual values, other                          75,983                  -                  -             (3,858)            72,125
                                      ----------------- ------------------ ------------------ ------------------ ------------------
                                           $21,091,372        $27,724,800       $ (3,770,665)        $ (645,910)       $44,399,597
                                      ================= ================== ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                   Balance                                                                     Balance
                                December 31,     Acquisitions, Dispositions & Reclassifications             September 30,
                                                 ----------------------------------------------
                                    2001         1st Quarter        2nd Quarter           3rd Quarter           2002
                                    ----         -----------        -----------           -----------           ----
Mining                           $ 13,421,219           $ -                $ -        -   $ 7,412,084 -      $ 20,833,303
Manufacturing                          989,709          4,052,809          9,217,711        (2,972,909)         11,287,320
Marine vessels                       5,712,000                       -                  -     5,488,000         11,200,000
Materials handling                     207,486          2,211,915          1,936,144        (1,936,143)          2,419,402
Natural gas compressors                696,451                       -                  -                  -       696,451
Office furniture                       998,540            325,719           (762,011)                      -       562,248
Communications                                    -       269,153                       -                  -       269,153
                              ------------------ ------------------ ------------------ ------------------ ------------------
                                    22,025,405          6,859,596         10,391,844          7,991,032         47,267,877
Less accumulated depreciation      (2,053,997)           (765,391)          (871,746)       (1,760,738)        (5,451,872)
                              ------------------ ------------------ ------------------ ------------------ ------------------
                                 $ 19,971,408       $ 6,094,205        $ 9,520,098        $ 6,230,294        $ 41,816,005
                              ================== ================== ================== ================== ==================

Direct financing leases:

As of September 30, 2002, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of September 30, 2002:

Total minimum lease payments receivable                           $ 1,715,125
Estimated residual values of leased equipment (unguaranteed)          211,527
                                                               ---------------
Investment in direct financing leases                               1,926,652
Less unearned income                                                 (337,878)
                                                               ---------------
Net investment in direct financing leases                         $ 1,588,774
                                                               ===============

All of the property on leases was acquired in 2001 and 2002.

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating          Financing
                                            Leases             Leases              Total
Three months ending December 31, 2002        $ 1,480,069           $ 93,334        $ 1,573,403
        Year ending December 31, 2003          7,626,877            373,338          8,000,215
                                 2004          7,542,067            373,338          7,915,405
                                 2005          7,491,288            373,338          7,864,626
                                 2006          7,035,859            363,473          7,399,332
                           Thereafter          4,553,217            138,304          4,691,521
                                       ------------------ ------------------ ------------------
                                             $35,729,377        $ 1,715,125        $37,444,502
                                       ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates from 11.12% to 14.97%. The notes are secured by the equipment financed. The minimum payments receivable are as follows:

             Three months ending December 31, 2002          $ 194,219
                     Year ending December 31, 2003            781,500
                                              2004            208,019
                                              2005            100,000
                                              2006             75,000
                                                    ------------------
                                                            1,358,738
               Less: Portion representing interest           (154,603)
                                                    ------------------
                                                          $ 1,204,135
                                                    ==================


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                       2002                 2001
                                                                                       ----                 ----

Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                               $ 4,132,790        $ 2,750,467
Reimbursement of other syndication costs to Managing Member                             1,449,123          1,481,368
Costs reimbursed to Managing Member                                                       216,783            348,285
Asset management fees to Managing Member                                                  197,910             72,467
                                                                                ------------------ ------------------
                                                                                      $ 5,996,606        $ 4,652,587
                                                                                ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


6. Member's capital:

As of September 30, 2001, 8,713,714 Units ($87,137,140) were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


7.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility   $              -
Amounts borrowed by affiliated partnerships and limited
     liability  companies under the acquisition facility            21,900,000
                                                             ------------------
Total borrowings under the acquisition facility                     21,900,000
Amounts borrowed by the Managing Member and its sister
     corporation under the warehouse facility                                -
                                                             ------------------
Total outstanding balance                                     $     21,900,000
                                                             ==================

Total available under the line of credit                      $     43,654,928
Total outstanding balance                                          (21,900,000)
                                                             ------------------
Remaining availability                                        $     21,754,928
                                                             ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The fund was in compliance with its covenants as of September 30, 2002.


8.  Commitments:

As of September 30, 2002, the Company had outstanding commitments to purchase lease equipment totaling approximately $7,600,000.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


9.  Long-term debt:

In August 2002, the Company entered into a $100 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.12292% at September 30, 2002).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2002, the Company has not borrowed under the Program. The differential to be paid or received will be accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 2002 and 2001, our primary activities were raising funds through our offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 2002, we had received subscriptions for 8,713,714 Units ($87,137,140) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility   $              -
Amounts borrowed by affiliated partnerships and limited
     liability  companies under the acquisition facility            21,900,000
                                                             ------------------
Total borrowings under the acquisition facility                     21,900,000
Amounts borrowed by the Managing Member and its sister
     corporation under the warehouse facility                                -
                                                             ------------------
Total outstanding balance                                     $     21,900,000
                                                             ==================

Total available under the line of credit                      $     43,654,928
Total outstanding balance                                          (21,900,000)
                                                             ------------------
Remaining availability                                        $     21,754,928
                                                             ==================

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

We do not expect to make commitments of capital, nor have we made any commitments of capital, except for the acquisition of additional equipment. As of September 30, 2002, we had made commitments totaling approximately $7,600,000.

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


Cash Flows

During the first three quarters of 2002 and 2001, our primary source of liquidity was the proceeds of our offering of Units.

In 2002 and 2001, operating lease rents was our primary source of cash from operations.

In both 2002 and 2001, rents from direct financing leases and payments received on notes receivable were our primary sources of cash from investing activities. In 2002, we also had proceeds from sales of lease assets as a source of cash from investing activities. We used of cash in investing activities to purchase operating and direct financing lease assets, to pay of initial direct costs associated with the lease asset purchases and to make advances on notes receivable.

Our primary source of cash from financing activities was the proceeds of our public offering of Units of Limited Liability Company interest. We used cash in financing activities to pay syndication costs associated with the offering and to make distributions to our members.


Results of operations

On February 21, 2001, we commenced operations. In 2002, our operations resulted in net income of $387,773 for the nine month period and in a net loss of $27,874 for the three month period. In 2001, our operations resulted in net income of $460,577 for the nine month period and $193,622 for the three month period. Our primary source of revenues is rents from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect these to increase in future periods as we continue to acquire lease assets.

Asset management fees are based on our gross lease rents plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As we have acquired lease assets, lease rents are collected and distributions made to the members have increased. This has led to increases in management fees.

Interest expense in 2002 relates primarily to a credit facility which has been established (in the third quarter) to provide long-term financing for lease asset acquisitions. Interest expense for the first three quarters of 2001 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings related transactions transferred to us. All of the revenues and related carrying costs for these transactions were attributed to us in the first nine months of 2001.

The results of our operations are expected to vary considerably in future periods from those of the first nine months of 2002 and 2001 as we continue to acquire significant amounts of lease assets.




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Silicon Access Networks, Inc.:

Silicon Access Networks, Inc. (the Debtor) advised the Manager on July 8, 2002, that, due to a further decline in expectations of future demand for the Debtor's products by potential customers in its target markets, the Debtor's Board of Directors had directed management to close a branch office located in North
Carolina, which occurred in July 2002. As Debtor was current on the Note payments, the Manager Company declared a technical default in early July on the basis of the termination of operations. As of September 30, 2002, the Debtor's account was current except for late charges.

The Manager Company has filed suit, on the basis of the default, and moved for a Writ of Attachment, which was denied on the first attempt at an ex parte hearing. The Court has ordered a full hearing on the motion for Writ of Attachment, which is scheduled for November 2002. The Company will continue to pursue its claim against the Debtor. The Company's likelihood of success in recovery recovering the full amount of its claims remains uncertain as of the date hereof. As of October 30, 2002, the Debtor's account is current except for accrued late charges.

Photuris, Inc.:

Photuris was on the verge of ceasing operations as it was unable to secure new equity under favorable terms. The Company commenced negotiations with the debtor. As of this date, no legal action has been initiated against the debtor; however, the account has been restructured. In concert with several other lessors and lenders the Company concluded negotiations and executed a Settlement Agreement with the debtor. Under the terms of the Settlement Agreement, the Company received an initial $200,000 in cash in July 2002. The Company is carrying a promissory note for $300,000 that is payable interest only at prime plus 1.25% from August 1, 2002, to October 2003, at which time payments will convert to equal principal plus interest basis, spread over 36 months.

The Company has been granted $200,000 worth of new equity shares in the company as the final part of the settlement. The Company still retains its perfected first priority lien on the equipment financed by the Company. As of early October 2002, the Company became aware that Photuris had not yet closed on receiving some additional equity and was in danger of running out of operating capital in early November 2002. The Company has confirmed with the lead investor in Photuris' latest equity round that the latest investors have agreed to provide additional equity to allow Photuris to continue to operate.

The Company expects that Photuris will receive at least $4 million, perhaps as much as and $11.5 million, on or about November 1, 2002, which would allow Photuris to continue operations for at least two to four months. The latest investors have also agreed to provide another $15 million in funding in stages to Photuris if certain milestones are met. Receipt of such funds would allow Photuris to operate an additional six to seven months.

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

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Liability Company interest"

(7) Aggregate amount and offering price of securities registered and sold as of October 31, 2002


                                                                       Aggregate                             Aggregate
                                                                       price of                              price of
                                                                       offering                              offering
                                                     Amount             amount             Amount             amount
                        Title of Security          Registered         registered            sold               sold
                        -----------------          ----------         ----------            ----               ----

                  Limited Company units                15,000,000       $150,000,000          9,332,327        $93,323,270

 (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                   Direct or indirect payments to
                                                    directors, officers, general
                                                  partners of the issuer or their
                                                   associates; to persons owning
                                                     ten percent or more of any           Direct or
                                                   class of equity securities of          indirect
                                                  the issuer; and to affiliates of       payments to
                                                   the issuer                              others              Total
                                                   ----------                              ------              -----

                  Underwriting discounts and
                  commissions                                 $ -                           $ 8,865,711        $ 8,865,711

                  Other expenses                                                              3,841,183          3,841,183

                                                ------------------                    ------------------ ------------------
                  Total expenses                              $ -                           $12,706,894        $12,706,894
                                                ==================                    ================== ==================

 (9) Net offering proceeds to the issuer after the total expenses in item 8:                                   $80,616,376

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                   Direct or indirect payments to
                                                    directors, officers, general
                                                  partners of the issuer or their
                                                   associates; to persons owning
                                                     ten percent or more of any           Direct or
                                                   class of equity securities of          indirect
                                                  the issuer; and to affiliates of       payments to
                                                   the issuer                              others              Total
                                                   ----------                              ------              -----

                  Purchase and installation of
                  machinery and equipment                     $ -                           $80,149,760        $80,149,760

                  Working capital                                                               466,616            466,616
                                                ------------------                    ------------------ ------------------
                                                              $ -                           $80,616,376        $80,616,376
                                                ==================                    ================== ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

(a)        Documents filed as a part of this report

   1.      Financial Statements

           Included in Part I of this report:

               Balance Sheets, September 30, 2002 and December 31, 2001.

               Statements of operations for the nine and three month periods ended September 30, 2002 and 2001.

               Statement of changes in partners' capital for the nine month period ended September 30, 2002.

               Statements of cash flows for the nine and three month periods ended September 30, 2002 and 2001.

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

Date:
November 7, 2002

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



                   By:   /s/ DONALD E. CARPENTER
                       --------------------------------------
                       Donald E. Carpenter
                       Principal accounting
                       officer of registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund IX, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002


  /s/ PARITOSH K. CHOKSI
---------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund IX, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002


  /s/ DEAN L. CASH
---------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 7, 2002



  /s/ DEAN L. CASH
---------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member
November 7, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
---------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant