Form 10-K
period 2002-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2003-03-31
CIK 1125264

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           |X| Annual report pursuant to section 13 or 15(d) of
                               the Securities Exchange Act of 1934 (fee
                               required) For the Year Ended December 31, 2002
                                    OR
                           |_| Transition report pursuant to section 13 or 15(d)
                               of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                               ____

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

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


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

     The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and ATEL requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of December 31, 2002, the Company had received subscriptions for 11,037,141 Units ($110,371,410), including the Initial Members' Units. All of the Units were issued and outstanding as of December 31, 2002.

     As  of  January  15,  2003,   the   Company's   offering  was   terminated.
Subscriptions for a total of 12,110,460 ($121,104,600) Units had been received and accepted.

     The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs (which will be December 31, 2009) and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of ATEL that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

     The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

     As of December 31, 2002, the Company had purchased equipment with a total acquisition price of $50,430,079. The Company has also invested $2,619,544 in notes receivable.

     The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the Managing Member, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 2002 and 2001, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                             Type of Equipment                           2002   2001
------                             -----------------                           ----   ----
Basin Electric                     Walking dragline                             23%    54%
Graham Offshore Inc.               Off shore supply vessels                     17%     *
General Electric Aircraft Engines  Machine tools                                11%     *
Photuris, Inc.                     Various lab, computer and office equipment    *     14%

*  Less than 10%

These percentages are not expected to be comparable in future periods.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of ATEL or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

     ATEL will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

     The business of the Company is not seasonal.

     The Company has no full time employees.

Equipment Leasing Activities

     The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2002 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt.

                            Purchase Price Excluding   Percentage of Total
Asset Types                     Acquisition Fees          Acquisitions
-----------                     ----------------          ------------
Mining equipment                    $20,903,212                   41.46%
Manufacturing                        12,084,745                   23.96%
Marine vessels                       11,200,000                   22.21%
Materials handling                    3,132,622                    6.21%
Furniture and fixtures                2,143,896                    4.25%
Natural gas compressors                 696,451                    1.38%
Communications                          269,153                    0.53%
                                ----------------         ----------------
                                    $50,430,079                  100.00%
                                ================         ================

                            Purchase Price Excluding   Percentage of Total
Industry of Lessee              Acquisition Fees          Acquisitions
------------------              ----------------          ------------
Manufacturing                       $16,827,546                   33.37%
Electric utilities                   11,315,397                   22.44%
Marine transportation                11,200,000                   22.21%
Mining                                 9,587,815                  19.01%
Retail                                    802,870                  1.59%
Oil and gas                               696,451                  1.38%
                                ----------------         ----------------
                                    $50,430,079                  100.00%
                                ================         ================

     For further information regarding the Company's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

     The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

Silicon Access Networks, Inc.:

     Silicon Access Networks, Inc. (the Debtor) advised the Managing Member on July 8, 2002, that due to a further decline in expectations of future demand for the Debtor's products by potential customers in its target markets, the Debtor's Board of Directors had directed management to close a branch office located in North Carolina, which occurred in July 2002. As Debtor was current on its Notes Payable payment obligation to the Company the Managing Member of the Company declared a technical default in early July on the basis of the termination of operations. As of December 31, 2002, the Debtor's account was current, except for late charges.

     The Company is monitoring the Debtor's cash position quarterly as it will run out of cash sometime in the summer of 2003, unless it raises new equity or debt. If there is no sign the Debtor will be getting a cash infusion in the latter half of the second quarter of 2003, and the Debtor's cash position falls below a certain amount, the Company will likely move for a Writ of Attachment and continue to pursue its claim against the Debtor. The Company's likelihood of success in recovering the full amount of its claims remains uncertain.

Photuris, Inc.:

     Photuris, a Debtor of the Company, was on the verge of ceasing operations as it was unable to secure new equity under favorable terms when the Company commenced negotiations with the Debtor. As of this date, no legal action has been initiated against the debtor; however, the account has been restructured. In concert with several other lessors and lenders, the Company concluded negotiations and executed a Settlement Agreement with the Debtor. Under the terms of the Settlement Agreement, the Company received an initial $200,000 in cash in July 2002. The Company is carrying a promissory note from the Debtor for $300,000 that is payable interest only at prime plus 1.25% from August 1, 2002 to October 2003, at which time payments will convert to an equal principal plus interest basis, spread over 36 months.

     The Company has been granted $200,000 worth of new equity shares in Photuris as the final part of the settlement. The Company still retains its perfected first priority lien on the equipment financed by the Company. As of early October 2002, the Company became aware that Photuris had not yet closed on receiving some additional equity and was in danger of running out of operating capital in early November 2002. The Company has confirmed with the lead investor in Photuris' latest equity round that the investors have agreed to provide additional equity to allow Photuris to continue to operate; however, this commitment, for up to $15 million, is being provided in stages on a quarterly basis if certain milestones are met. ATEL has confirmed that Photuris received the first stage of this new equity in November 2002. Another round, which would allow Photuris to continue operations for at least two to four months, closed in February 2003. Continued receipt of such funds would allow Photuris to operate an additional six to seven months.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to ATEL's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 2,829 investors were record holders of Units in the Company.

Dividends

     The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

     ATEL has sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the reinvestment period to equal an amount between $0.90 and $1.10 per Unit which will be determined by the Managing Member.

     The rate for monthly distributions from 2002 operations was $0.075 per Unit for January through December 2002. The distributions were paid in February through December 2002 and in January 2003. The rate for quarterly distributions paid in April, July, October 2002 and January 2003 was $0.225, per Unit. Distributions were from 2002 cash flows from operations.

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

The following table presents summarized information regarding distributions to Other Members:

                                                2002             2001
                                                ----             ----
Distributions of net income                       $ 0.0158         $ 0.2242
Return of investment                                0.8105           0.3357
                                           ---------------- ----------------
Distributions per unit                              0.8263           0.5599
Differences due to timing of distributions          0.0737           0.1668
                                           ---------------- ----------------
Nominal distribution rates from above             $ 0.9000         $ 0.7267
                                           ================ ================

Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering:  January 16, 2001; File Number: 333-47196
(2) Offering commenced: January 16, 2001
(3) The offering did not terminate before any securities were sold.
(4) The offering was terminated prior to the sale of all of the securities on January 15, 2003.
(5) The managing underwriter is ATEL Securities Corporation.
(6) The title of the registered class of securities is "Units of Limited Liability Company interest". (7) Aggregate amount and offering price of securities registered and sold as of January 15, 2003:

                                                         Aggregate                          Aggregate
                                                         price of                           price of
                                                         offering                           offering
                                          Units           amount            Units            amount
          Title of Security            Registered       registered          sold              sold
          -----------------            ----------       ----------          ----              ----

   Limited Company units                  15,000,000     $150,000,000       12,110,460      $121,104,600

(8) Costs incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below:

                                      Direct or
                                      indirect
                                      payments to
                                      directors,
                                      officers,
                                      managing
                                      members of the
                                      issuer or
                                      their
                                      associates; to
                                      persons owning
                                        ten percent or more of any        Direct or
                                      class of equity securities of       indirect
                                     the issuer; and to affiliates of    payments to
                                       the issuer                          others             Total
                                       ----------                          ------             -----

   Underwriting discounts and
   commissions                           $ 1,816,569                       $ 9,688,368       $11,504,937

   Other expenses                                  -                         4,709,641         4,709,641
                                     ----------------                  ----------------  ----------------
   Total expenses                        $ 1,816,569                       $14,398,009       $16,214,578
                                     ================                  ================  ================

 (9) Net offering proceeds to the issuer after the total expenses in item (8) above:        $104,890,022

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                      Direct or
                                      indirect
                                      payments to
                                      directors,
                                      officers,
                                      managing
                                      members of the
                                      issuer or
                                      their
                                      associates; to
                                      persons owning
                                        ten percent or more of any        Direct or
                                      class of equity securities of       indirect
                                     the issuer; and to affiliates of    payments to
                                       the issuer                          others             Total
                                       ----------                          ------             -----

   Purchase and installation of
   machinery and equipment                       $ -                      $104,284,499      $104,284,499

   Working capital                                 -                           605,523           605,523
                                     ----------------                  ----------------  ----------------
                                                 $ -                      $104,890,022      $104,890,022
                                     ================                  ================  ================

(11) The use of the proceeds in item (10) above does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company at December 31, 2002, 2001 and 2000 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                     2002             2001              2000
                                                     ----             ----              ----
Gross revenues                                      $ 7,073,495      $ 3,393,685               $ -
Net income                                            $ 603,150        $ 584,176               $ -
Weighted average Units                                7,280,533        2,167,171                50
Net income allocated to Other Members                 $ 115,396        $ 485,897               $ -
Net income per Unit, based on weighted
   average Units outstanding                             $ 0.02           $ 0.22               $ -
Distributions per Unit, based on weighted average
   Units outstanding                                     $ 0.83           $ 0.56               $ -
Total Assets                                        $89,419,224      $36,828,411             $ 600
Total Members' Capital                              $88,816,997      $36,550,603             $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

     The Company commenced its offering of Units on January 16, 2001. On February 21, 2001, the Company commenced operations in its primary business (leasing activities). Until the Company's initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provided for a total maximum capitalization of $150,000,000.

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

     The  Company  participates  with the  Managing  Member  and  certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                      $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                             29,000,000
                                                                                                   ----------------
Total borrowings under the acquisition facility                                                         29,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                  -
                                                                                                   ----------------
Total outstanding balance                                                                           $  29,000,000
                                                                                                   ================

Total available under the line of credit                                                            $  55,645,837
Total outstanding balance                                                                              (29,000,000)
                                                                                                   ----------------
Remaining availability                                                                              $  26,645,837
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

     The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management to the Managing Member and providing for cash distributions to the Other Members. At December 31, 2002, the Company had commitments to purchase lease assets totaling approximately $10,460,000.

     ATEL or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to ATEL or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by ATEL or affiliate and the time acquired by the Company;
(iv) there is no benefit arising out of such transaction to ATEL or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

     The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

     In August 2002, the Company established a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires the Managing Member, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Managing Member anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of December 31, 2002, the Company had not borrowed under the facility.

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

     The Company commenced regular distributions, based on cash flows from operations, beginning with the month of February 2001. The distribution was made in April 2001 and additional distributions have been consistently made through December 2002.

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

Cash Flows

     In 2002 and 2001, operating lease rents were the primary source of cash flows from operations. The Company's primary source of cash in both years was the proceeds of its offering of Limited Liability Company Units.

     Sources of cash from investing activities included amounts received for notes receivable principal payments and direct finance lease payments in both 2002 and 2001. In 2002, the Company also received proceeds from the sales of lease assets.

     Cash was used to purchase assets on operating and direct finance leases. Cash was also used to pay initial direct lease costs and to pay syndication costs (associated with the offering) to the Managing Member and one of its affiliates. Cash was also used to make distributions to the members.

Results of Operations

     As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). There were no operations in 2000. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2002, the results of operations in 2002 and 2001 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

     Substantially all employees of ATEL track time incurred in performing administrative services on behalf of the Company. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

     Operations in 2002 and 2001 resulted in net income of $603,150 and $584,176, respectively. The primary source of revenues was rents from operating leases. The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2002 or 2001.

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

     The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives in 2002. However, the Company expects to enter into interest rate swap agreements in future periods.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

     In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2002, there was no outstanding balance on the floating interest rate line of credit.

     Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of December 31, 2002.

     In general, it is anticipated that these swap agreements will eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 23.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund IX, LLC

     We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (Company) as of December 31, 2002 and 2001, the related statements of income for the two years ended December 31, 2002, and the related statements of changes in members' capital and cash flows for the two years ended December 31, 2002 and for the period from September 27, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2002 and 2001, the results of its operations for the two years ended December 31, 2002, and its cash flows for the two years ended December 31, 2002 and for the period from September 27, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001



                                                   2002              2001
                                                   ----              ----
                                     ASSETS


Cash                                              $39,722,496       $13,568,058

Accounts receivable                                 1,197,760         1,186,719

Notes receivable                                    1,055,609           982,262

Other assets                                          465,157                 -

Investment in equipment and leases                 46,978,202        21,091,372
                                              ----------------  ----------------
                                                  $89,419,224       $36,828,411
                                              ================  ================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                  $ 434,516         $ 157,719
   Other                                               90,667            24,471

Unearned operating lease income                        77,044            95,618
                                              ----------------  ----------------
Total liabilities                                     602,227           277,808

Total members' capital                            $88,816,997        36,550,603
                                              ----------------  ----------------
Total liabilities and members' capital            $89,419,224       $36,828,411
                                              ================  ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                              STATEMENTS OF INCOME

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001


Revenues:                                          2002              2001
                                                   ----              ----
   Leasing activities:
      Operating leases                            $ 6,269,908       $ 3,102,265
      Direct financing leases                         114,980            53,589
      Gain on sales of assets                         107,353                 -
Interest                                              579,486           232,116
Other                                                   1,768             5,715
                                              ----------------  ----------------
                                                    7,073,495         3,393,685
Expenses:
Depreciation and amortization                       5,178,087         2,078,895
Cost reimbursements to Managing Member                343,120           374,507
Interest expense                                      336,696           199,230
Asset management fees to Managing Member              264,322            83,341
Professional fees                                      99,730            39,384
Other                                                 248,390            34,152
                                              ----------------  ----------------
                                                    6,470,345         2,809,509
                                              ----------------  ----------------
Net income                                          $ 603,150         $ 584,176
                                              ================  ================

Net income:
   Managing Member                                  $ 487,754          $ 98,279
   Other Members                                      115,396           485,897
                                              ----------------  ----------------
                                                    $ 603,150         $ 584,176
                                              ================  ================

Net income per Limited Liability Company Unit
   (Other Members)                                     $ 0.02            $ 0.22
Weighted average number of Units outstanding        7,280,533         2,167,171





                             See accompanying notes.

              ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                               FOR THE YEARS ENDED
                         DECEMBER 31, 2002 AND 2001 AND
               FOR THE PERIOD FROM SEPTEMBER 27, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000


                                                     Other Members                       Managing
                                                     -------------
                                                         Units           Amount           Member             Total
                                                         -----           ------           ------             -----

Initial capital contributions, September 2000                    50            $ 500            $ 100             $ 600
                                                    ---------------- ---------------- ----------------  ----------------
Balance December 31, 2000                                        50              500              100               600
Capital contributions                                     4,363,359       43,633,590                -        43,633,590
Less selling commissions to affiliates                                    (4,145,191)               -        (4,145,191)
Other syndication costs to affiliates                                     (2,210,852)               -        (2,210,852)
Distributions to Other Members ($0.56 per Unit)                           (1,213,341)               -        (1,213,341)
Distributions to Managing Member                                                   -          (98,379)          (98,379)
Net income                                                                   485,897           98,279           584,176
                                                    ---------------- ---------------- ----------------  ----------------
Balance December 31, 2001                                 4,363,409       36,550,603                -        36,550,603
Capital contributions                                     6,673,732       66,737,320                -        66,737,320
Less selling commissions to affiliates                                    (6,340,045)               -        (6,340,045)
Other syndication costs to affiliates                                     (2,230,650)               -        (2,230,650)
Distributions to Other Members ($0.83 per Unit)                           (6,015,627)               -        (6,015,627)
Distributions to Managing Member                                                   -         (487,754)         (487,754)
Net income                                                                   115,396          487,754           603,150
                                                    ---------------- ---------------- ----------------  ----------------
Balance December 31, 2002                                11,037,141      $88,816,997              $ -       $88,816,997
                                                    ================ ================ ================  ================












                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED
                         DECEMBER 31, 2002 AND 2001 AND
               FOR THE PERIOD FROM SEPTEMBER 27, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000


Operating activities:                                                    2002             2001              2000
                                                                         ----             ----              ----
Net income                                                                $ 603,150        $ 584,176               $ -
Adjustments to reconcile net income to cash provided by operating activities:
   Gain on sales of lease assets                                           (107,353)               -                 -
   Depreciation and amortization                                          5,178,087        2,078,895                 -
   Residual value income                                                       (201)          (9,890)                -
   Changes in operating assets and liabilities:
      Other assets                                                         (465,157)               -                 -
      Accounts receivable                                                   (11,041)      (1,186,719)                -
      Accounts payable, Managing Member                                     276,797          157,719                 -
      Accounts payable, other                                                66,196           24,471                 -
      Unearned operating lease income                                       (18,574)          95,618                 -
                                                                    ---------------- ----------------  ----------------
Net cash provided by operations                                           5,521,904        1,744,270                 -
                                                                    ---------------- ----------------  ----------------

Investing activities:
Purchases of equipment on operating leases                              (29,839,551)     (22,025,405)                -
Note receivable advances                                                 (1,031,605)      (1,587,939)                -
Purchases of equipment on direct financing leases                          (995,270)        (819,124)                -
Proceeds from sales of lease assets                                         749,408                -                 -
Payments received on notes receivable                                       958,258          605,677                 -
Investment in residuals                                                           -          (66,093)                -
Payments of initial direct costs to Managing Member                      (1,092,641)        (317,985)                -
Reduction of net investment in direct financing leases                      220,691           68,230                 -
                                                                    ---------------- ----------------  ----------------
Net cash used in investing activities                                   (31,030,710)     (24,142,639)                -
                                                                    ---------------- ----------------  ----------------

Financing activities:
Capital contributions received                                           66,737,320       43,633,590               600
Payment of syndication costs to Managing Member                          (8,570,695)      (6,356,043)                -
Distributions to Other Members                                           (6,015,627)      (1,213,341)                -
Distributions to Managing Member                                           (487,754)         (98,379)                -
                                                                    ---------------- ----------------  ----------------
Net cash provided by financing activities                                51,663,244       35,965,827               600
                                                                    ---------------- ----------------  ----------------

Net increase in cash and cash equivalents                                26,154,438       13,567,458               600

Cash and cash equivalents at beginning of period                         13,568,058              600                 -
                                                                    ---------------- ----------------  ----------------
Cash and cash equivalents at end of period                              $39,722,496      $13,568,058             $ 600
                                                                    ================ ================  ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                  $ 336,696        $ 199,230               $ -
                                                                    ================ ================  ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.  Organization and Limited Liability Company matters:

     ATEL Capital Equipment Fund IX, LLC (the Company) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services LLC
(ATEL), a California limited liability corporation. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented the Managing Member's continuing interest, and $500 of which represented the Initial Member's capital investment.

     The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and ATEL requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of December 31, 2002, the Company had received subscriptions for 11,037,141 ($110,371,410) Units, including the Initial Members' Units. All of the Units were issued and outstanding as of December 31, 2002.

     As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,110,460 Units ($121,104,600).

     The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs (December 31, 2009) and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).


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

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Investment in notes receivable:

     Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. To date, the Company has made no provisions for losses on notes receivable nor has the Company written off any notes receivables.

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

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

     The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                    2002             2001
                                                    ----             ----
      Financial statement basis of net assets   $  88,816,997    $  36,550,603
      Tax basis of net assets                       99,145,193       42,430,089
                                               ---------------- ----------------
      Difference                                $  10,328,196    $    5,879,486
                                               ================ ================

     The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

     The following reconciles the net income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited):

                                                2002             2001              2000
                                                ----             ----              ----
 Net income per financial statements        $      603,150  $       584,176    $            -
 Adjustment to depreciation expense             (4,486,980)        (640,404)                -
 Adjustments to lease revenues                     (64,120)         163,847                 -
                                           ---------------- ----------------  ----------------
 Net income (loss) per federal tax return   $   (3,947,950)  $      107,619    $            -
                                           ================ ================  ================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

Per unit data:

     Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Initial direct costs:

     The  Company   capitalizes   initial  direct  costs   associated  with  the
acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

Credit risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable and notes receivable represent amounts due from lessees and debtors in various industries, related to equipment on operating and direct financing leases or equipment financed through notes receivable. See Note 7 for a description of lessees and debtors by industry as of December 31, 2002 and 2001.

Basis of presentation:

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


2.  Summary of significant accounting policies (continued):

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

     The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives during 2002 or 2001.

Recent accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                 Depreciation
                                                 Balance                          Expense and       Reclassi-          Balance
                                               December 31,                      Amortization     fications or      December 31,
                                                   2001           Additions        of Leases      Dispositions          2002
                                                   ----           ---------        ---------      ------------          ----
Net investment in operating leases            $    19,971,408    $  29,839,551    $  (5,019,123)  $     (642,055)   $   44,149,781
Net investment in direct financing leases             750,894          995,270         (220,691)               -         1,525,473
Residual values, other                                 75,983                -              201                -            76,184
Initial direct costs, net of accumulated
   amortization of $183,862 in 2002 and
   $24,898 in 2001                                    293,087        1,092,641         (158,964)               -         1,226,764
                                             ----------------- ---------------- ---------------- ----------------  ----------------
                                              $    21,091,372    $  31,927,462    $  (5,398,577)  $     (642,055)   $   46,978,202
                                             ================= ================ ================ ================  ================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                   Reclass-
                              December 31,                       ifications or    December 31,
                                   2001           Additions      Dispositions          2002
                                   ----           ---------      ------------          ----
Mining                          $   13,421,219   $   7,481,993              $ -       $20,903,212
Manufacturing                          989,709      14,062,257                -        15,051,966
Marine vessels                       5,712,000       5,488,000                -        11,200,000
Materials handling                     207,486       2,211,916                -         2,419,402
Natural gas compressors                696,451               -                -           696,451
Office furniture                       998,540         326,232         (762,524)          562,248
Communications                              -          269,153                -           269,153
                              ---------------- ---------------- ----------------  ----------------
                                   22,025,405       29,839,551         (762,524)       51,102,432
Less accumulated depreciation      (2,053,997)      (5,019,123)         120,469        (6,952,651)
                              ---------------- ---------------- ----------------  ----------------
                               $   19,971,408    $  24,820,428    $    (642,055)   $   44,149,781
                              ================ ================ ================  ================

     The average assumed residual value for assets on operating leases at December 31, 2002 and 2001 were 30% and 26% of the assets original cost, respectively.

Direct financing leases:

     As of December 31, 2002, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company's investment in direct financing leases as of December 31, 2002 and 2001:

                                                                 2002              2001
                                                                 ----              ----
Total minimum lease payments receivable                      $    1,621,790    $      845,532
Estimated residual values of leased equipment (unguaranteed)        211,527           122,869
                                                            ----------------  ----------------
Investment in direct financing leases                             1,833,317           968,401
Less unearned income                                               (307,844)         (217,507)
                                                            ----------------  ----------------
Net investment in direct financing leases                    $    1,525,473    $      750,894
                                                            ================  ================

     All of the property on leases was acquired in 2002 and 2001.

     At December 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                     Direct
   Year ending     Operating        Financing
  December 31,      Leases           Leases            Total
  ------------      ------           ------            -----
          2003   $    7,870,498   $      373,337  $     8,243,835
          2004        7,785,688          373,337        8,159,025
          2005        7,734,909          373,337        8,108,246
          2006        7,279,480          363,473        7,642,953
          2007        2,818,437          135,492        2,953,929
    Thereafter        2,399,528            2,814        2,402,342
                ---------------- ---------------- ----------------
                 $   35,888,540    $   1,621,790   $   37,510,330
                ================ ================ ================

     At December 31, 2002, there were commitments to purchase lease assets totaling approximately $10,460,000.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates ranging from 17.633% to 21.459%. The notes are secured by the equipment financed. As of December 31, 2002, the minimum future payments receivable are as follows:

                                  Year ending
                                 December 31,
                                 ------------
                                         2003        $ 780,378
                                         2004          208,020
                                         2005          100,000
                                         2006           75,000
                                               ----------------
                                                     1,163,398
           Less portion representing interest         (107,789)
                                               ----------------
                                                   $ 1,055,609
                                               ================
5.  Related party transactions:

     The terms of the Limited Liability Company Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

     The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by ATEL Financial Services LLC.

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

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


5.  Related party transactions (continued):

     The  Managing  Member  and/or  affiliates  earned  fees,   commissions  and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                            2002              2001
                                                                            ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited
   Liability Company units, deducted from Other Members' capital)       $    6,340,045    $    4,145,191
Reimbursement of other syndication costs to Managing Member                  2,230,650         2,210,852
Administrative costs reimbursed to Managing Member                             343,120           374,507
Initial direct costs paid to Managing Member                                 1,092,641           317,985
Asset management fees to Managing Member                                       264,322            83,341
                                                                       ----------------  ----------------
                                                                        $   10,270,778     $   7,131,876
                                                                       ================  ================


6.  Members' capital:

     As of December 31, 2002, 11,037,141 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

     As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to the Managing Member in 2002 and 2001. The amounts allocated were determined to bring the Managing Member's ending capital account balance to zero at the end of each year.


7.  Concentration of credit risk and major customers:

     The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member's credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

     As of December 31, 2002 and 2001, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                                2002             2001
                                                ----             ----
         Manufacturing                           37%               *
         Electric utilities                      21%              50%
         Marine transportation                   21%              25%
         Mining                                  18%               *

         *  Less than 10%

     During 2002, three customers comprised 23%, 17% and 11% of the Company's revenues from leases. During 2001, two customers comprised 54% and 14% of the Company's revenues from leases.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


8.  Line of credit:

     The  Company  participates  with the  Managing  Member  and  certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                     $            -
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                            29,000,000
                                                                                                  ----------------
Total borrowings under the acquisition facility                                                        29,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                 -
                                                                                                  ----------------
Total outstanding balance                                                                          $  29,000,000
                                                                                                  ================

Total available under the line of credit                                                           $   55,645,837
Total outstanding balance                                                                             (29,000,000)
                                                                                                  ----------------
Remaining availability                                                                             $  26,645,837
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

     The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2002.


9.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

     The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Notes receivable:

     The fair value of the Company's notes receivable is estimated using discounted cash flow analyses, based on the Company's current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company's notes receivable at December 31, 2002 is $899,418.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


10.  Selected quarterly data (unaudited):

                                                                    March 31,        June 30,       September 30,     December 31,
Quarter ended                                                         2001             2001             2001              2001
                                                                      ----             ----             ----              ----

Total revenues                                                          $ 94,283      $ 1,196,834      $ 1,316,784         $ 785,784
Net ncome (loss)                                                       $ (37,181)       $ 304,136        $ 193,622         $ 123,599
Net income (loss) per limited partnership unit                           $ (0.17)          $ 0.09           $ 0.19            $ 0.11

                                                                    March 31,        June 30,       September 30,     December 31,
Quarter ended                                                         2002             2002             2002              2002
                                                                      ----             ----             ----              ----

Total revenues                                                       $ 1,079,746      $ 1,540,510      $ 2,255,724       $ 2,197,515
Net ncome (loss)                                                        $ 78,721        $ 336,926        $ (27,874)        $ 215,377
Net income (loss) per limited partnership unit                               $ -           $ 0.04          $ (0.02)           $ 0.00

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


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

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

     The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash          Chairman of the Board of Directors of ACG, AFS, ALC, AEC,
                         AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi    Director, Executive Vice President, Chief Operating
                         Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter   Vice President and Controller of ACG, AFS, ALC, AEC and
                         AIS; Chief Financial Officer of ASC

Vasco H. Morais       Senior Vice President, Secretary and General Counsel for
                         ACG, AFS, ALC, AIS and AEC

     Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

     The registrant is a Limited Liability Company and, therefore, has no officers or directors.

     Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2002 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements
- Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

     The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

     Through December 31, 2002, $10,485,236 of such commissions had been paid to ATEL or its affiliates. Of that amount, $8,829,673 has been re-allowed to other broker/dealers.

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

Managing Member's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to the Managing Member in 2002 and 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

     The parent of ATEL is the beneficial owner of Limited Liability Company Units as follows:

 (1)                 (2)                                        (3)                                (4)
                     Name and Address of                  Amount and Nature of               Percent
Title of Class       Beneficial Owner                     Beneficial Ownership               of Class
--------------       ----------------                     --------------------               --------

Limited Liability    ATEL Capital Group                   Initial Limited Liability              0.0005%
Company Units        600 California Street, 6th Floor     Company Units
                     San Francisco, CA  94108             50 Units ($500)

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

Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

       (a)Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheets at December 31, 2002 and 2001
          Statements of income for the years ended December 31, 2002 and 2001 Statement of Changes in Members' Capital for the years ended December
             31, 2002 and 2001 and for the period from September 27, 2000 (inception) through December 31, 2000
          Statement of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from September 27, 2000 (inception) through December 31, 2000
          Notes to Financial Statements

       2. Financial Statement Schedules
          Allschedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2002
          Not applicable

       (c)Exhibits
          (3)and (4) Agreement of Limited Liability Company, included as
             Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 2001 (File Number 333-47196) (Exhibit 28.1)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 Date:         3/26/03

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


SIGNATURE                         CAPACITIES                            DATE



      /s/ Dean L. Cash      President, Chairman and Chief                3/26/03
--------------------------   Executive Officer of ATEL Financial
         Dean Cash           Services



   /s/ Paritosh K. Choksi   Principal financial officer of               3/26/03
     Paritosh K. Choksi      registrant; principal financial officer
                             and director of ATEL Financial
                             Services LLC


  /s/ Donald E. Carpenter   Principal accounting officer of              3/26/03
--------------------------   registrant; principal accounting C
    Donald E. Carpenter      officer of ATEL Financial Services LLC


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

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund IX, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:           3/26/03

/s/ Paritosh K. Choksi
----------------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund IX, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:           3/26/03

/s/ Dean L. Cash
----------------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund IX, LLC, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           3/26/03



/s/ Dean L. Cash
---------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund IX, LP, (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           3/26/03



/s/ Paritosh K. Choksi
---------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant