Form 10-Q
period 2003-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2003-05-15
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 12,065,266

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                 2003               2002
                                                 ----               ----
Cash and cash equivalents                        $43,999,801        $39,722,496
Accounts receivable                                  842,200          1,197,760
Notes receivable                                     925,281          1,131,793
Other assets                                         450,157            465,157
Investments in leases                             49,787,621         46,902,018
                                           ------------------ ------------------
Total assets                                     $96,005,060        $89,419,224
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                 $ 570,496          $ 434,516
   Other                                              42,214             90,667

Unearned operating lease income                       95,254             77,044
                                           ------------------ ------------------
Total liabilities                                    707,964            602,227
Members' capital:
     Managing member                                       -                  -
     Other members                                95,297,096         88,816,997
                                           ------------------ ------------------
Total members' capital                            95,297,096         88,816,997
                                           ------------------ ------------------
Total liabilities and members' capital           $96,005,060        $89,419,224
                                           ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003               2002
                                                 ----               ----
Revenues:
   Leasing activities:
      Operating leases                           $ 2,150,244          $ 951,867
      Direct financing leases                         48,779             21,152
Interest                                             230,755            106,591
Other                                                 11,048                136
                                            ----------------- ------------------
                                                   2,440,826          1,079,746
Expenses:
Depreciation and amortization                      1,768,613            784,536
Asset management fees to Managing Member             119,965             58,256
Cost reimbursements to Managing Member               119,513             52,854
Interest expense                                      84,512                  -
Impairment losses                                     76,634                  -
Professional fees                                     32,834             24,025
Other                                                 48,275             81,354
                                            ----------------- ------------------
                                                   2,250,346          1,001,025
                                            ----------------- ------------------
Net income                                         $ 190,480           $ 78,721
                                            ================= ==================

Net income (loss):
   Managing member                                 $ 202,784           $ 86,510
   Other members                                     (12,304)            (7,789)
                                            ----------------- ------------------
                                                   $ 190,480           $ 78,721
                                            ================= ==================

Net loss per Limited Liability Company Unit        $ (0.0010)         $ (0.0015)
Weighted average number of Units outstanding      11,914,503          5,055,796

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2003
                                   (Unaudited)

                                                  Other Members                  Managing
                                                  -------------
                                             Units             Amount             Member              Total

Balance December 31, 2002                     11,037,141        $88,816,997         $        -        $88,816,997
Capital contributions                          1,028,125         10,281,250                  -         10,281,250
Less selling commissions to affiliates                 -           (976,719)                 -           (976,719)
Other syndication costs to affiliates                  -           (311,122)                 -           (311,122)
Distributions to members                               -         (2,501,006)          (202,784)        (2,703,790)
Net income                                             -            (12,304)           202,784            190,480
                                       ------------------ ------------------ ------------------ ------------------
Balance March 31, 2003                        12,065,266        $95,297,096         $        -        $95,297,096
                                       ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                                                   2003               2002
                                                                                   ----               ----
Operating activities:
Net income                                                                           $ 190,480           $ 78,721
Adjustments to reconcile net income to cash provided by operating activities:
   Impairment losses                                                                    76,634                  -
   Depreciation and amortization                                                     1,768,613            784,536
   Changes in operating assets and liabilities:
      Accounts receivable                                                              355,560            444,396
      Other assets                                                                      15,000                  -
      Accounts payable, Managing Member                                                135,980            157,295
      Accounts payable, other                                                          (48,453)           (13,653)
      Unearned operating lease income                                                   18,210            134,798
                                                                             ------------------ ------------------
Net cash provided by operations                                                      2,512,024          1,586,093
                                                                             ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                                          (3,587,004)        (6,859,596)
Purchases of equipment on direct financing leases                                     (650,000)          (980,570)
Payments of initial direct costs to managing member                                   (558,747)          (126,727)
Payments received on notes receivable                                                  129,878            347,914
Reduction of net investment in direct financing leases                                 141,535             34,132
Note receivable advances                                                                     -         (1,268,837)
                                                                             ------------------ ------------------
Net cash used in investing activities                                               (4,524,338)        (8,853,684)
                                                                             ------------------ ------------------

Financing activities:
Capital contributions received                                                      10,281,250         14,467,080
Payment of syndication costs to managing member                                     (1,287,841)        (1,872,261)
Distributions to members                                                            (2,703,790)        (1,142,087)
                                                                             ------------------ ------------------
Net cash provided by financing activities                                            6,289,619         11,452,732
                                                                             ------------------ ------------------

Net increase in cash and cash equivalents                                            4,277,305          4,185,141

Cash and cash equivalents at beginning of period                                    39,722,496         13,568,058
                                                                             ------------------ ------------------
Cash and cash equivalents at end of period                                         $43,999,801        $17,753,199
                                                                             ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                              $ 84,512                $ -
                                                                             ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Reclassifications:

Certain amounts have been reclassified to conform to current year presentation.


2.  Organization and Company matters:

ATEL Capital Equipment Fund IX, LLC (the Company) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2019. The Company's offering was terminated as of January 15, 2003.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on February 21, 2001, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC, an affiliated entity, acts as the Managing Member of the Company.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation
                                          Balance                             Expense and         Reclass-            Balance
                                       December 31,                          Amortization      ifications and        March 31,
                                           2002             Additions          of Leases        Dispositions           2003
                                           ----             ---------          ---------        ------------           ----
Net investment in operating
   leases                                  $44,149,781        $ 3,587,004       $ (1,678,545)               $ -        $46,058,240
Net investment in direct financing
   leases                                    1,525,473            650,000           (141,535)                 -          2,033,938
Initial direct costs, net of
   accumulated amortization of
   $273,930 in 2003 and
   $183,862  in 2002                         1,226,764            558,747            (90,068)                 -          1,695,443
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                           $46,902,018        $ 4,795,751       $ (1,910,148)               $ -        $49,787,621
                                     ================== ================== ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                   Balance                              Reclass-            Balance
                                December 31,       Additions and     ifications and        March 31,
                                    2002           Depreciation       Dispositions           2003
                                    ----           ------------       ------------           ----
Mining                           $   20,903,212          $       -            $     -       $ 20,903,212
Manufacturing                        15,051,966            656,092                  -         15,708,058
Marine vessels                       11,200,000                  -                  -         11,200,000
Communications                          269,153          2,756,244                  -          3,025,397
Materials handling                    2,419,402                  -                  -          2,419,402
Office furniture                        562,248            174,668                  -            736,916
Natural gas compressors                 696,451                  -                  -            696,451
                              ------------------ ------------------ ------------------ ------------------
                                     51,102,432          3,587,004                  -          54,689,436
Less accumulated depreciation        (6,952,651)        (1,678,545)                 -          (8,631,196)
                              ------------------ ------------------ ------------------ ------------------
                                 $   44,149,781       $  1,908,459            $     -       $ 46,058,240
                              ================== ================== ================== ==================

The average assumed residual values for assets on operating leases were 30% at December 31, 2002 and 29% at March 31, 2003.

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists office furniture and materials handling equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                         $ 2,191,326
Estimated residual values of leased equipment (unguaranteed)        211,527
                                                             ---------------
Investment in direct financing leases                             2,402,853
Less unearned income                                               (368,915)
                                                             ---------------
Net investment in direct financing leases                       $ 2,033,938
                                                             ===============

All of the property on leases was acquired in 2001, 2002 and 2003.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating          Financing
                                           Leases             Leases              Total
Nine months ending December 31, 2003        $ 6,176,325          $ 498,208        $ 6,674,533
       Year ending December 31, 2004          8,723,186            664,278          9,387,464
                                2005          8,594,209            527,062          9,121,271
                                2006          8,058,128            363,473          8,421,601
                                2007          3,572,570            135,491          3,708,061
                          Thereafter          2,963,127              2,814          2,965,941
                                      ------------------ ------------------ ------------------
                                            $38,087,545        $ 2,191,326        $40,278,871
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

During the three month periods ended March 31, 2003 and 2002, the Managing Member and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2003               2002
                                                                                      ----               ----
Selling commissions, equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital                                  $ 976,719        $ 1,374,373
Reimbursement of other syndication costs to Managing Member, deducted from
   Other Members' capital                                                                 311,122            497,888
Asset management fees to Managing Member                                                  119,965             58,256
Costs reimbursed to Managing Member                                                       119,513             52,854
                                                                                ------------------ ------------------
                                                                                      $ 1,527,319        $ 1,983,371
                                                                                ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5. Member's capital:

As  of  March  31,  2003,   12,065,266  Units  ($120,652,660)  were  issued  and
outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.


6.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $              -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                17,200,000
                                                              ------------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                   -
                                                              ------------------
Total outstanding balance                                      $     17,200,000
                                                              ==================

Total available under the line of credit                       $     56,191,292
Total outstanding balance                                          (17,200,000)
                                                              ------------------
Remaining availability                                         $     38,991,292
                                                              ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarters of 2003 and 2002, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. The Company's public offering of Limited Liability Company interests (Units) was completed as of January 15, 2003. As of that date, subscriptions for 12,065,266 Units ($120,652,660) had been received and accepted, including the initial member's 50 Units ($500). As of March 31, 2003, all of the Units were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $              -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                17,200,000
                                                              ------------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                   -
                                                              ------------------
Total outstanding balance                                      $     17,200,000
                                                              ==================

Total available under the line of credit                       $     56,191,292
Total outstanding balance                                          (17,200,000)
                                                              ------------------
Remaining availability                                         $     38,991,292
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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2003.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were a total of approximately $20,622,000 of such commitments as of March 31, 2003.

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

In August 2002, the Company established a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires the Managing Member, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Managing Member anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of March 31, 2003, the Company had not borrowed under the facility.

Cash Flows

During the first quarters of 2003 and 2002, the Company's primary source of liquidity was the proceeds of its offering of Units.

In the first quarters of 2003 and 2002, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases accounted for as reductions in the Company's net investment in direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities in both the first quarters of 2003 and 2002. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable.

In the first quarters of 2003 and 2002, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest of $10,281,250 and $14,467,080, respectively. Financing uses of cash consisted of payments of syndication costs associated with the offering and making distributions to the members.

Results of Operations

On February 21, 2001, the Company commenced operations. Operations resulted in net income of $190,480 in the quarter ended March 31, 2003 compared to $78,721 in in the quarter ended March 31, 2002. The Company's primary source of revenues is from operating leases. Depreciation and amortization was $119,965 and $58,256 during the quarters ended March 31, 2003 and 2002, respectively, and is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees were $119,513 and $52,584 for the quarters ended March 31, 2003 and 2002, respectively, and are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense of $84,512 for the first quarter of 2003 related to maintaining the availability of the receivables funding facility established in August 2002. There was no interest expense or debt in the first quarter of 2002.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 2003 and 2002 as the Company continues to acquire significant amounts of lease assets.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2003, there was no outstanding balance on the floating interest rate line of credit.

Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowing

In general, it is anticipated that these swap agreements will eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.


Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the Managing Member concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Silicon Access Networks, Inc.:

Silicon Access Networks, Inc. (the "Debtor") advised the Managing Member on July 8, 2002, that due to a further decline in expectations of future demand for the Debtor's products by potential customers in its target markets, the Debtor's Board of Directors had directed management to close a branch office located in North Carolina, which occurred in July 2002. As the Debtor was current on its Notes Payable payment obligation to the Company, the Managing Member of the Company declared a technical default in early July on the basis of the termination of operations. As of December 31, 2002, the Debtor's account was current, except for late charges.

The Company is monitoring the Debtor's cash position quarterly as the Debtor will run out of cash sometime in the summer of 2003, unless the Debtor raises new equity or debt. If there is no sign the Debtor will receive a cash infusion in the latter half of the second quarter of 2003, and the Debtor's cash position falls below a certain amount, the Company will likely move for a Writ of Attachment and continue to pursue its claim against the Debtor. The Company's likelihood of success in recovering the full amount of its claims remains uncertain.

Photuris, Inc.:

Photuris, a Debtor of the Company, was on the verge of ceasing operations as it was unable to secure new equity under favorable terms when the Company commenced negotiations with the Debtor. As of March 31, 2003, no legal action has been initiated against the debtor; however, the account has been restructured. In concert with several other lessors and lenders, the Company concluded negotiations and executed a Settlement Agreement with the Debtor. Under the terms of the Settlement Agreement, the Company received an initial $200,000 in cash in July 2002. The Company is carrying a promissory note from the Debtor for $300,000 that is payable interest only at prime plus 1.25% from August 1, 2002 to October 2003, at which time payments will convert to an equal principal plus interest basis, spread over 36 months.

The Company has been granted $200,000 worth of new equity shares in Photuris as the final part of the settlement. The Company still retains its perfected first priority lien on the equipment financed by the Company. As of early October 2002, the Company became aware that Photuris had not yet closed on receiving additional equity and was in danger of running out of operating capital in early November 2002. The Company has confirmed with the lead investor in Photuris' latest equity round that the investors have agreed to provide additional equity to allow Photuris to continue to operate; however, this commitment, for up to $15 million, is being provided in stages on a quarterly basis if certain milestones are met. The Company has confirmed that Photuris received the first stage of this new equity in November 2002. Another round, which would allow Photuris to continue operations for at least two to four months, closed in February 2003. Continued receipt of such funds would allow Photuris to operate an ad

Item 2. Changes In Securities.

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

     (5) The managing underwriter is ATEL Securities Corporation.

     (6) The title of the registered class of securities is "Units of Limited Liability Company interest."

     (7) Aggregate amount and offering price of securities registered and sold as of January 15, 2003:


                                                        Aggregate                             Aggregate
                                                        price of                              price of
                                                        offering                              offering
                                      Amount             amount             Amount             amount
        Title of Security           Registered         registered            sold               sold
        -----------------           ----------         ----------            ----               ----

  Limited Company units                 15,000,000       $150,000,000         12,065,266       $120,652,660

     (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

  Underwriting discounts and
  commissions                          $ 1,809,790                           $ 9,652,213        $11,462,003

  Other expenses                                 -                             4,752,576          4,752,576

                                 ------------------                    ------------------ ------------------
  Total expenses                       $ 1,809,790                           $14,404,788        $16,214,578
                                 ==================                    ================== ==================

     (9) Net offering proceeds to the issuer after the total expenses in item 8:               $104,438,082

     (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                    Direct or indirect payments to
                                     directors, officers, general
                                   partners of the issuer or their
                                    associates; to persons owning
                                      ten percent or more of any           Direct or
                                    class of equity securities of          indirect
                                   the issuer; and to affiliates of       payments to
                                    the issuer                              others              Total
                                    ----------                              ------              -----

  Purchase and installation of
  machinery and equipment              $ 1,969,373                          $101,865,445       $103,834,818

  Working capital                                -                               603,263            603,263
                                 ------------------                    ------------------ ------------------
                                       $ 1,969,373                          $102,468,709       $104,438,082
                                 ==================                    ================== ==================

     (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report:

          Balance Sheets, March 31, 2003 and December 31, 2002.

          Statements of Operations for the three month periods ended March 31, 2003 and 2002.

          Statement of Changes in Partners' Capital for the three month period ended March 31, 2003.

          Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

          Notes to the Financial Statements.

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

Date:
May 13, 2003

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



                                   By: ATEL Financial Corporation
                                       Managing Member of Registrant




  By: /s/ Dean L. Cash
      ---------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of Managing Member




  By: /s/ Paritosh K. Choksi
      ---------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ---------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant

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



Date:     May 13, 2003


/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

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



Date:     May 13, 2003


/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal Financial Officer of Registrant