Form 10-Q
period 2003-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2003-08-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the quarterly period ended June 30, 2003

            |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the transition period from _______ to _______

                        Commission File Number 333-47196

                       ATEL Capital Equipment Fund IX, LLC
             (Exact name of registrant as specified in its charter)

California                                                            94-3375584
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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 12,065,016



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                 2003               2002
Cash and cash equivalents                        $38,627,508        $39,722,496
Accounts receivable                                1,082,912          1,197,760
Notes receivable                                     773,783          1,131,793
Other assets                                         435,158            465,157
Investments in leases                             52,435,262         46,902,018
                                           ------------------ ------------------
Total assets                                     $93,354,623        $89,419,224
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                 $ 555,947          $ 434,516
   Other                                              89,335             90,667

Unearned operating lease income                      137,782             77,044
                                           ------------------ ------------------
Total liabilities                                    783,064            602,227

Members' capital                                  92,571,559         88,816,997
                                           ------------------ ------------------
Total liabilities and members' capital           $93,354,623        $89,419,224
                                           ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                          Six Months                           Three Months
                                                        Ended June 30,                        Ended June 30,
                                                   2003               2002               2003               2002
Revenues:
   Leasing activities:
      Operating leases                             $ 4,530,250        $ 2,187,687        $ 2,380,006        $ 1,235,820
      Direct financing leases                           57,791             53,396              9,012             32,244
      Gain on sales of assets                          104,373            107,353            104,373            107,353
Interest                                               511,065            271,501            280,310            164,910
Other                                                   46,179                319             35,131                183
                                             ------------------ ------------------ ------------------ ------------------
                                                     5,249,658          2,620,256          2,808,832          1,540,510
Expenses:
Depreciation and amortization                        3,800,559          1,806,647          2,031,946          1,022,111
Cost reimbursements to Managing Member                 312,058            118,586            192,545             65,732
Asset management fees to Managing Member               256,771             93,693            136,806             35,437
Impairment losses                                       76,634                  -                  -                  -
Professional fees                                       56,646             32,857             23,812              8,832
Interest expense                                       166,803             19,263             82,291             19,263
Other                                                  149,877            133,563            101,602             52,209
                                             ------------------ ------------------ ------------------ ------------------
                                                     4,819,348          2,204,609          2,569,002          1,203,584
                                             ------------------ ------------------ ------------------ ------------------
Net income                                           $ 430,310          $ 415,647          $ 239,830          $ 336,926
                                             ================== ================== ================== ==================
Net income:
   Managing member                                   $ 421,953          $ 197,341          $ 219,169          $ 110,831
   Other members                                         8,357            218,306             20,661            226,095
                                             ------------------ ------------------ ------------------ ------------------
                                                     $ 430,310          $ 415,647          $ 239,830          $ 336,926
                                             ================== ================== ================== ==================

Net income per Limited Liability Company Unit           $0.001             $0.038             $0.002             $0.035
Weighted average number of Units outstanding        11,994,974          5,728,798         12,074,561          6,394,522

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2003
                                   (Unaudited)

                                                       Other Members                  Managing
                                                  Units             Amount             Member              Total
Balance December 31, 2002                          11,037,141        $88,816,997                $ -        $88,816,997
Capital contributions                               1,028,125         10,281,250                  -         10,281,250
Limited liability company units repurchased              (250)            (1,923)                 -             (1,923)
Less selling commissions to affiliates                      -           (976,719)                 -           (976,719)
Other syndication costs to affiliates                       -           (352,311)                 -           (352,311)
Distributions to members                                    -         (5,204,092)          (421,953)        (5,626,045)
Net income                                                  -              8,357            421,953            430,310
                                            ------------------ ------------------ ------------------ ------------------
Balance June 30, 2003                              12,065,016        $92,571,559                $ -        $92,571,559
                                            ================== ================== ================== ==================



                             See accompanying notes.


                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                               Six Months                           Three Months
                                                             Ended June 30,                        Ended June 30,
                                                        2003               2002               2003               2002
Operating activities:
Net income                                                $ 430,310          $ 415,647          $ 239,830          $ 336,926
Adjustments to reconcile net income to cash
   provided by operating activities:
   Gain on sales of assets                                 (104,373)          (107,353)          (104,373)          (107,353)
   Impairment losses                                         76,634                  -                  -                  -
   Depreciation and amortization                          3,800,559          1,806,647          2,031,946          1,022,111
   Changes in operating assets and liabilities:
      Accounts receivable                                   114,848           (161,956)          (240,712)          (606,352)
      Other assets                                           29,999                  -             14,999                  -
      Accounts payable, Managing Member                     121,431             23,841            (14,549)          (133,454)
      Accounts payable, other                                (1,332)             1,397             47,121             15,050
      Unearned operating lease income                        60,738            (24,307)            42,528           (159,105)
                                                  ------------------ ------------------ ------------------ ------------------
Net cash provided by operations                           4,528,814          1,953,916          2,016,790            367,823
                                                  ------------------ ------------------ ------------------ ------------------

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                               Six Months                           Three Months
                                                             Ended June 30,                        Ended June 30,
                                                        2003               2002               2003               2002

Investing activities:
Purchases of equipment on operating leases               (8,779,071)       (18,013,963)        (5,192,067)       (11,154,367)
Note receivable advances                                          -         (1,031,605)                 -            145,423
Purchases of equipment on direct financing leases          (615,949)          (980,570)            34,051                  -
Payments received on notes receivable                       281,376            419,379            151,498             71,465
Proceeds from sales of lease assets                       1,087,663            749,408          1,087,663            749,408
Investment in residuals                                           -            (66,995)                 -             24,814
Payments of initial direct costs to managing
   member                                                (1,060,498)          (352,809)          (501,751)          (226,082)
Reduction of net investment in direct financing
   leases                                                   138,425             94,646             (3,110)            60,514
                                                  ------------------ ------------------ ------------------ ------------------
Net cash used in investing activities                    (8,948,054)       (19,182,509)        (4,423,716)       (10,328,825)
                                                  ------------------ ------------------ ------------------ ------------------

Financing activities:
Capital contributions received                           10,281,250         26,563,080                  -         12,096,000
Payment of syndication costs to managing member          (1,329,030)        (3,366,688)           (41,189)        (1,494,427)
Repurchase of limited liability company units                (1,923)                 -             (1,923)                 -
Distributions to members                                 (5,626,045)        (2,631,209)        (2,922,255)        (1,489,122)
                                                  ------------------ ------------------ ------------------ ------------------
Net cash provided by financing activities                 3,324,252         20,565,183         (2,965,367)         9,112,451
                                                  ------------------ ------------------ ------------------ ------------------

Net (decrease) increase in cash and cash                 (1,094,988)         3,336,590         (5,372,293)          (848,551)
   equivalents
Cash and cash equivalents at beginning of
   period                                                39,722,496         13,568,058         43,999,801         17,753,199
                                                  ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period              $38,627,508        $16,904,648        $38,627,508        $16,904,648
                                                  ================== ================== ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                  $ 166,803           $ 19,263           $ 82,291           $ 19,263
                                                  ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


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

Reclassifications:

Certain prior period amounts have been reclassified to conform to current period presentation.


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                           Depreciation
                                        Balance                             Expense or          Reclassi-           Balance
                                      December 31,                         Amortization       fications or         June 30,
                                          2002            Additions          of Leases        Dispositions           2003
Net investment in operating
   leases                                $44,149,781        $ 8,779,071       $ (3,597,453)        $ (983,290)       $48,348,109
Net investment in direct financing
   leases                                  1,525,473            615,949           (138,425)                 -          2,002,997
Initial direct costs                       1,226,764          1,060,498           (203,106)                 -          2,084,156
                                    ----------------- ------------------ ------------------ ------------------ ------------------
                                         $46,902,018        $10,455,518       $ (3,938,984)        $ (983,290)       $52,435,262
                                    ================= ================== ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                   Balance           Acquisitions, Dispositions &           Balance
                                December 31,              Reclassifications                June 30,
                                    2002            1st Quarter        2nd Quarter           2003
Mining                           $   20,903,212           $      -        $ 4,312,710       $ 25,215,922
Manufacturing                        15,051,966            656,092           (118,517)        15,589,541
Marine vessels                       11,200,000                  -                  -         11,200,000
Communications                          269,153          2,756,244                  -          3,025,397
Materials handling                    2,419,402                  -                  -          2,419,402
Office furniture                        562,248            174,668                  -            736,916
Natural gas compressors                 696,451                  -            (74,943)           621,508
                              ------------------ ------------------ ------------------ ------------------
                                     51,102,432          3,587,004          4,119,250         58,808,686
Less accumulated depreciation        (6,952,651)        (1,678,545)        (1,829,381)       (10,460,577)
                              ------------------ ------------------ ------------------ ------------------
                                 $   44,149,781       $  1,908,459        $ 2,289,869       $ 48,348,109
                              ================== ================== ================== ==================

The average assumed residual values for assets on operating leases were 30% at December 31, 2002 and 29% at June 30, 2003.

Direct financing leases:

As of June 30, 2003, investment in direct financing leases consists office furniture. The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                          $ 2,173,873
Estimated residual values of leased equipment (unguaranteed)         211,527
                                                               --------------
Investment in direct financing leases                              2,385,400
Less unearned income                                                (382,403)
                                                               --------------
Net investment in direct financing leases                        $ 2,002,997
                                                               ==============

All of the property on leases was acquired in 2001, 2002 and 2003.

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
    Year ending                         Operating          Financing
   December 31,                          Leases             Leases              Total
Six months ending December 31, 2003       $ 4,855,353          $ 313,314        $ 5,168,667
      Year ending December 31, 2004         9,631,939            594,870         10,226,809
                               2005         9,502,962            576,549         10,079,511
                               2006         8,069,939            492,415          8,562,354
                               2007         3,587,888            135,491          3,723,379
                         Thereafter         2,873,060             61,234          2,934,294
                                    ------------------ ------------------ ------------------
                                          $38,521,141        $ 2,173,873        $40,695,014
                                    ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


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

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                               Six Months                           Three Months
                                                             Ended June 30,                        Ended June 30,
                                                        2003               2002               2003               2002
Selling commissions (equal to 9.5% of the selling
   price of the Limited Liability Company units,
   deducted from Other Members' capital)                  $ 976,719        $ 2,523,493                $ -        $ 1,149,120
Reimbursement of other syndication costs to
   Managing Member                                          352,311            843,195             41,189            345,307
Costs reimbursed to Managing Member                         312,058            118,586            192,545             65,732
Asset management fees to Managing Member                    256,771             93,693            136,806             35,437
                                                  ------------------ ------------------ ------------------ ------------------
                                                        $ 1,897,859        $ 3,578,967          $ 370,540        $ 1,595,596
                                                  ================== ================== ================== ==================


5. Member's capital:

As of June 30, 2003, 12,065,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


6.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               26,500,000
                                                               ----------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                  -
                                                               ----------------
Total outstanding balance                                       $   26,500,000
                                                               ================

Total available under the line of credit                        $   56,736,746
Total outstanding balance                                          (26,500,000)
                                                               ----------------
Remaining availability                                          $   30,236,746
                                                               ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2003.


7.  Commitments:

As of June 30, 2003, the Company had outstanding commitments to purchase lease equipment totaling approximately $29,751,000.

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

Capital Resources and Liquidity

During the second quarter of 2003, the Company's primary activity was engaging in equipment leasing activities. During the second quarter of 2002, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through January 15, 2003, the Company had received subscriptions for 12,065,266 Units ($120,652,660). The Company's offering was terminated as of that date. As of June 30, 2003, 12,065,016 Units ($120,650,160) were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               26,500,000
                                                               ----------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                  -
                                                               ----------------
Total outstanding balance                                       $   26,500,000
                                                               ================

Total available under the line of credit                        $   56,736,746
Total outstanding balance                                          (26,500,000)
                                                               ----------------
Remaining availability                                          $   30,236,746
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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2003, such commitments totaled approximately $29,742,000.

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

The Managing Member anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of June 30, 2003, the Company had not borrowed under the facility.

Cash Flows

During the first half of 2003 and 2002, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2003 and 2002, the primary source of cash from operations was rents from operating leases.

In 2003, the primary source of cash from investing activities was proceeds from the sales of lease assets. In 2002, rents from direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable (2002 only).

In 2003 and 2002, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash consisted of payments of syndication costs associated with the offering and distributions to the members.

Results of operations

In 2003, operations resulted in net income of $430,310 for the six month period ended June 30 and $239,830 for the three month period then ended. In 2002, operations resulted in net income of $415,647 for the six month period ended June 30 and $336,926 for the three month period then ended. The Company's primary source of revenues is from operating leases.

Depreciation is related to operating lease assets and thus, to operating lease revenues. They are expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. Such fees are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense in 2003 relates to the cost of maintaining the availability of the long-term financing facility discussed above under the caption "Capital Resources and Liquidity". Interest expense for the first half of 2002 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. Interest expense for the first half of 2002 included all amounts related to those borrowings related transactions transferred to the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the same periods.

Results of operations in future periods are expected to vary considerably from those of the first half of 2003 and 2002 as the Company continues to acquire significant amounts of lease assets.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2003, there was no outstanding balance on the floating interest rate line of credit.

The Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of June 30, 2003.

In general, it is anticipated that these swap agreements will eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.


Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Silicon Access Networks, Inc.:

Silicon Access Networks, Inc. ("Debtor") advised the Company on July 8, 2002, that, due to a further decline in expectations of future demand for the Debtor's products by potential customers in its target markets, the Debtor's Board of Directors had directed management to cease operations, which occurred in July 2002. As Debtor was current on the Note payments, the Company declared a technical default in early July 2002 on the basis of the termination of operations. As of September 30, 2002, the Debtor's account was current except for late charges. The Company filed suit, on the basis of the default, and moved for a Writ of Attachment, which was denied despite repeated attempts by the Company. The Company's motions were denied, due in large part to the fact that the Debtor's account was, and still is, current.

On advice of new counsel the Company has withdrawn the initial suit, as it is apparent that the court will continue to deny any Writ of Attachment until and unless the lessee actually defaults in payments. As of July 17, 2003, the account is current. The Company is monitoring the debtor's cash position, monthly, as it will run out of cash sometime in the late summer of 2003, unless it raises new equity or debt or is acquired. The Company's likelihood of success in recovering the full amount of its claims remains highly uncertain.

Photuris, Inc.:

Photuris, a Debtor of the Company, was on the verge of ceasing operations as it was unable to secure new equity under favorable terms when the Company commenced negotiations with the Debtor. As of June 30, 2003, no legal action has been initiated against the debtor; however, the account has been restructured. In concert with several other lessors and lenders, the Company concluded negotiations and executed a Settlement Agreement with the Debtor. Under the terms of the Settlement Agreement, the Company received an initial $200,000 in cash in July 2002. The Company is carrying a promissory note from the Debtor for $300,000 that is payable interest only at prime plus 1.25% from August 1, 2002 to October 2003, at which time payments will convert to an equal principal plus interest basis, spread over 36 months.

The Company has been granted $200,000 worth of new equity shares in Photuris as the final part of the settlement. The Company still retains its perfected first priority lien on the equipment financed by the Company. As of early October 2002, the Company became aware that Photuris had not yet closed on receiving additional equity and was in danger of running out of operating capital in early November 2002. The Company has confirmed with the lead investor in Photuris' latest equity round that the investors have agreed to provide additional equity to allow Photuris to continue to operate; however, this commitment, for up to $15 million, is being provided in stages on a quarterly basis if certain milestones are met. The Company has confirmed that Photuris received the first stage of this new equity in November 2002. Follow on rounds, which have allowed Photuris to continue operations for a few more months at a time, have closed in February and May 2003, with another to close in late July or early August 2003. Continued receipt of these staged equity investments will allow Photuris to operate into the fourth quarter 2003.

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

      Underwriting discounts and
      commissions                          $ 1,809,790                           $ 9,652,213        $11,462,003

      Other expenses                                                               4,793,765          4,793,765

                                     ------------------                    ------------------ ------------------
      Total expenses                       $ 1,809,790                           $14,445,978        $16,255,768
                                     ==================                    ================== ==================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                        $104,396,892

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

      Purchase and installation of
      machinery and equipment                      $ -                          $103,793,629       $103,793,629

      Working capital                                                                603,263            603,263
                                     ------------------                    ------------------ ------------------
                                                   $ -                          $104,396,892       $104,396,892
                                     ==================                    ================== ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

(a)          Documents filed as a part of this report

          1. Financial Statements

             Included in Part I of this report:

               Balance Sheets, June 30, 2003 and December 31, 2002.

               Statements of operations for the six and three month periods ended June 30, 2003 and 2002.

               Statement of changes in partners' capital for the six month period ended June 30, 2003.

               Statements of cash flows for the six and three month periods ended June 30, 2003 and 2002.

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

(b)          Report on Form 8-K

               None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Dean L. Cash
--------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member
August 12, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund IX, LLC, (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Paritosh K. Choksi
--------------------------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant
August 12, 2003

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



Date:        August 12, 2003


/s/ Paritosh K. Choksi
-------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

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



Date:        August 12, 2003


/s/ Dean L. Cash
-------------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 12, 2003

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