Form 10-Q
period 2003-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2003-11-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 2003

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

The number of Limited Liability Company Units outstanding as of September 30, 2003 was 12,065,016.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS

                                              September 30,       December 31,
                                                  2003             2002
                                               (Unaudited)
Cash and cash equivalents                         $31,875,814      $39,722,496
Accounts receivable, net of allowance for
   doubtful accounts of $250,000 in 2003 and
   none in 2002                                       856,750        1,197,760
Notes receivable                                      353,045        1,131,793
Other assets                                          420,158          465,157
Investments in leases                              56,359,732       46,902,018
                                              ---------------- ----------------
Total assets                                      $89,865,499      $89,419,224
                                              ================ ================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                  $ 126,211        $ 434,516
   Other                                               71,463           90,667

Unearned operating lease income                       241,514           77,044
                                              ---------------- ----------------
Total liabilities                                     439,188          602,227
Members' capital                                   89,426,311       88,816,997
                                              ---------------- ----------------
Total liabilities and members' capital            $89,865,499      $89,419,224
                                              ================ ================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                 Nine Months                          Three Months
                                                             Ended September 30,                  Ended September 30,
                                                           2003              2002               2003               2002
Revenues:
   Leasing activities:
      Operating leases                                     $ 7,105,252       $ 4,270,817        $ 2,575,002        $ 2,083,130
      Direct financing leases                                  148,133            84,945             90,342             31,549
      Gain on sales of assets                                  106,694           107,353              2,321                  -
Interest                                                       608,645           412,256             97,580            140,755
Other                                                           82,821               609             36,642                290
                                                     ------------------ ----------------- ------------------ ------------------
                                                             8,051,545         4,875,980          2,801,887          2,255,724
Expenses:
Depreciation and amortization                                6,012,351         3,613,275          2,211,792          1,806,628
Cost reimbursements to Managing Member                         454,199           216,783            142,141             98,197
Asset management fees to Managing Member                       401,404           197,910            144,633            104,217
Interest expense                                               289,519           167,237            122,716            147,974
Provision for doubtful accounts                                250,000                 -            250,000                  -
Insurance                                                       97,780                 -             97,780                  -
Impairment losses                                               76,634                 -                  -                  -
Professional fees                                               70,749            68,364             14,103             35,507
Other                                                          222,264           224,638             72,387             91,075
                                                     ------------------ ----------------- ------------------ ------------------
                                                             7,874,900         4,488,207          3,055,552          2,283,598
                                                     ------------------ ----------------- ------------------ ------------------
Net income (loss)                                            $ 176,645         $ 387,773         $ (253,665)         $ (27,874)
                                                     ================== ================= ================== ==================

Net income (loss):
   Managing Member                                           $ 642,048         $ 330,673          $ 220,095          $ 133,332
   Other Members                                              (465,403)           57,100           (473,760)          (161,206)
                                                     ------------------ ----------------- ------------------ ------------------
                                                             $ 176,645         $ 387,773         $ (253,665)         $ (27,874)
                                                     ================== ================= ================== ==================


Net (loss) income per Limited Liability Company
   Unit                                                        $ (0.04)           $ 0.01            $ (0.04)           $ (0.02)

Weighted average number of Units outstanding                12,021,795         6,435,633         12,065,016          7,831,367

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                       Other Members                 Managing
                                                  Units            Amount             Member              Total

Balance December 31, 2001                           4,363,409       $36,550,603                $ -        $36,550,603
Capital contributions                               6,673,732        66,737,320                  -         66,737,320
Less selling commissions to affiliates                               (6,340,045)                 -         (6,340,045)
Other syndication costs to affiliates                                (2,230,650)                 -         (2,230,650)
Distributions to Other Members                                       (6,015,627)                 -         (6,015,627)
Distributions to Managing Member                                              -           (487,754)          (487,754)
Net income                                                              115,396            487,754            603,150
                                            ----------------- ------------------ ------------------ ------------------
Balance December 31, 2002                          11,037,141        88,816,997                  -         88,816,997

Capital contributions                               1,028,125        10,281,250                  -         10,281,250
Less selling commissions to affiliates                      -          (976,719)                 -           (976,719)
Other syndication costs to affiliates                       -          (309,377)                 -           (309,377)
Limited liability company units repurchased              (250)           (1,923)                               (1,923)
Distributions to Other Members                                       (7,918,514)                 -         (7,918,514)
Distributions to Managing Member                            -                 -           (642,048)          (642,048)
Net income                                                  -          (465,403)           642,048            176,645
                                            ------------------ ----------------- ------------------ ------------------
Balance September 30, 2003                         12,065,016      $178,243,308                $ -        $89,426,311
                                            ================== ================= ================== ==================






                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                2003               2002               2003              2002
Operating activities:
Net income (loss)                                                 $ 176,645          $ 387,773        $ (253,665)         $ (27,874)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Gain on sales of assets                                         (106,694)          (107,353)           (2,321)                 -
   Depreciation and amortization                                  6,012,351          3,613,275         2,211,792          1,806,628
   Provision for doubtful accounts                                  250,000                  -           250,000                  -
   Impairment losses                                                 76,634                  -                 -                  -
   Changes in operating assets and liabilities:
      Other assets                                                   44,999           (295,000)           15,000           (295,000)
      Accounts receivable                                           394,071            386,109           279,223            548,065
      Accounts payable, Managing Member                            (308,305)           199,639          (429,736)           175,798
      Accounts payable, other                                       (19,204)            17,848           (17,872)            16,451
      Unearned operating lease income                               164,470            (57,657)          103,732            (33,350)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                   6,684,967          4,144,634         2,156,153          2,190,718
                                                          ------------------ ------------------ ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                      (10,731,246)       (26,004,995)       (1,952,175)        (7,991,032)
Purchases of equipment on direct financing leases                (4,693,865)          (995,270)       (4,077,916)           (14,700)
Payments of initial direct costs to Managing
   Member                                                        (1,462,748)          (724,535)         (402,250)          (371,726)
Proceeds from sales of assets                                     1,107,143            753,263            19,480              3,855
Payments received on notes receivable                               445,249            619,574           163,873            200,195
Reduction of net investment in direct financing
   leases                                                           417,345            157,390           278,920             62,744
Note receivable advances                                            (46,196)        (1,031,605)          (46,196)                 -
Investment in residuals                                                   -                  -                 -             66,995
                                                          ------------------ ------------------ ----------------- ------------------
Net cash used in investing activities                           (14,964,318)       (27,226,178)       (6,016,264)        (8,043,669)
                                                          ------------------ ------------------ ----------------- ------------------

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                2003               2002               2003              2002
Financing activities:
Capital contributions received                                   10,281,250         43,503,050                 -         16,939,970
Payment of syndication costs to Managing Member                  (1,286,096)        (5,581,913)           42,934         (2,215,225)
Repurchase of limited liability company units                        (1,923)                 -                 -                  -
Distributions to Members                                         (8,560,562)        (4,371,530)       (2,934,517)        (1,740,321)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by (used in) financing
   activities                                                       432,669         33,549,607        (2,891,583)        12,984,424
                                                          ------------------ ------------------ ----------------- ------------------

Net (decrease) increase in cash and cash
   equivalents                                                   (7,846,682)        10,468,063        (6,751,694)         7,131,473

Cash and cash equivalents at beginning of
   period                                                        39,722,496         13,568,058        38,627,508         16,904,648
                                                          ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                      $31,875,814        $24,036,121       $31,875,814        $24,036,121
                                                          ================== ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                          $ 289,519          $ 167,237         $ 122,716          $ 147,974
                                                          ================== ================== ================= ==================

Supplemental schedule of non-cash
   transactions:
Notes receivable exchanged for marketable
   securities                                                           $ -          $ 190,158               $ -          $ 190,158
                                                          ================== ================== ================= ==================
Notes receivable reclassified to accounts
   receivable upon default                                        $ 303,061                $ -         $ 303,061                $ -
                                                          ================== ================== ================= ==================









                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

The Company does not make a provision for income taxes since all income and losses will be allocated to the Members for inclusion in their individual tax returns.

ATEL Financial Services, LLC, an affiliated entity, acts as the Managing Member of the Company.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                              Depreciation /
                                                                               Amortization
                                                                                Expense or
                                            Balance                           Amortization of      Reclassi-           Balance
                                         December 31,                        Direct Financing     fications or      September 30,
                                             2002             Additions           Leases          Dispositions          2003
Net investment in operating leases           $44,149,781        $10,731,246       $ (5,671,619)       $ (983,291)       $48,226,117
Net investment in direct financing
   leases                                      1,525,473          4,693,865           (417,345)          (17,158)         5,784,835
Initial direct costs                           1,226,764          1,462,748           (340,732)                -          2,348,780
                                       ------------------ ------------------ ------------------ ----------------- ------------------
                                             $46,902,018        $16,887,859       $ (6,429,696)     $ (1,000,449)       $56,359,732
                                       ================== ================== ================== ================= ==================


Operating leases:

Property on operating leases consists of the following:

                                                                        Depreciation
                                     Balance                             Expense and        Reclassi-           Balance
                                  December 31,                           Impairment        fications or      September 30,
                                      2002             Additions           Losses          Dispositions          2003

Mining                             $   20,903,212       $  4,618,772            $     -               $ -        $ 25,521,984
Manufacturing                          15,051,966          1,708,142                  -          (997,875)        15,762,233
Marine vessels                         11,200,000                  -                  -                 -         11,200,000
Materials handling                      2,419,402          1,473,420                  -                 -          3,892,822
Communications                            269,153          2,756,244                  -                 -          3,025,397
Office furniture                          562,248            174,668                  -                 -            736,916
Natural gas compressors                   696,451                  -                  -           (74,943)           621,508
                                ------------------ ------------------ ------------------ ----------------- ------------------
                                       51,102,432         10,731,246                  -        (1,072,818)        60,760,860
Less accumulated depreciation          (6,952,651)                 -         (5,671,619)           89,527        (12,534,743)
                                ------------------ ------------------ ------------------ ----------------- ------------------
                                   $   44,149,781       $ 10,731,246      $  (5,671,619)       $ (983,291)      $ 48,226,117
                                ================== ================== ================== ================= ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Direct financing leases:

As of September 30, 2003, investment in direct financing leases consists of materials handling, communications, research and office automation equipment and office furniture. The following lists the components of the Company's investment in direct financing leases:

                                                             September 30,      December 31,
                                                                  2003              2002
Total minimum lease payments receivable                          $ 6,150,317        $ 1,621,790
Estimated residual values of leased equipment (unguaranteed)         573,279            211,527
                                                            ----------------- ------------------
Investment in direct financing leases                              6,723,596          1,833,317
Less unearned income                                                (938,761)          (307,844)
                                                            ----------------- ------------------
Net investment in direct financing leases                        $ 5,784,835        $ 1,525,473
                                                            ================= ==================


All of the property on leases was acquired in 2001, 2002 and 2003.

At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating          Financing
                                          Leases             Leases              Total
Three months ending December 31, 2003      $ 2,183,754          $ 554,289        $ 2,738,043
        Year ending December 31, 2004       10,380,986          2,108,432         12,489,418
                                 2005       10,252,008          1,376,254         11,628,262
                                 2006        8,634,270          1,032,878          9,667,148
                                 2007        4,065,388            661,144          4,726,532
                                 2008        2,240,268            305,154          2,545,422
                           Thereafter        1,362,923            112,166          1,475,089
                                     ------------------ ------------------ ------------------
                                           $39,119,597        $ 6,150,317        $45,269,914
                                     ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 24 to 49 months and bear interest at rates from 15.53% to 21.46%. The notes are secured by the equipment financed. The minimum payments receivable are as follows:

 Three months ending December 31, 2003         $ 69,944
         Year ending December 31, 2004          158,880
                                  2005          124,828
                                  2006           76,716
                                      ------------------
                                                430,368
  Less: Portion representing interest           (77,323)
                                      ------------------
                                              $ 353,045
                                      ==================


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

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Related party transactions (continued):

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                2003               2002               2003              2002
Selling commissions (equal to 9.5% of the selling
   price of the Limited Liability Company Units,
   deducted from Other Members' capital)                          $ 976,719        $ 4,132,790               $ -        $ 1,609,297
Reimbursement (refund) of other syndication
   costs to Managing Member, deducted from Other
   Members' Capital                                                 309,377          1,449,123           (42,934)           605,928
Cost reimbursements to Managing Member                              454,199            216,783           142,141             98,197
Asset management fees to Managing Member                            401,404            197,910           144,633            104,217
                                                          ------------------ ------------------ ----------------- ------------------
                                                                $ 2,141,699        $ 5,996,606         $ 243,840        $ 2,417,639
                                                          ================== ================== ================= ==================


6. Member's capital:

As of  September  30,  2003,  12,065,016  Units  ($120,650,160)  were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions (as defined in the Limited Liability Company Operating Agreement) are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Distributions to the Other Members were as follows in 2003 and 2002:

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                  Ended September 30,
                                                                2003              2002               2003               2002

Distributions                                              $    7,918,514    $    4,040,857     $    2,714,422     $    1,606,989

Weighted average number of Units outstanding                   12,021,795         6,435,633         12,065,016          7,831,367

Weighted average distributions per Unit                             $0.66             $0.63              $0.22              $0.21

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


7.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              24,300,000
                                                              ----------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                 -
                                                              ----------------
Total outstanding balance                                      $   24,300,000
                                                              ================

Total available under the line of credit                       $    57,282,201
Total outstanding balance                                          (24,300,000)
                                                              ----------------
Remaining availability                                         $    32,982,201
                                                              ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2003.


8.  Commitments:

As of September 30, 2003, the Company had outstanding commitments to purchase lease equipment totaling approximately $27,678,000.

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


Capital Resources and Liquidity

During the first nine months of 2003, our primary activity has been engaging in various equipment leasing activities. During the first nine months of 2002, our primary activities were raising funds through our offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities.

During the fund raising period, our primary source of liquidity is subscription proceeds from the public offering of Units. Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on the our success in re-leasing or selling the equipment as it comes off lease.

The Company participates with the Managing Member and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              24,300,000
                                                              ----------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                 -
                                                              ----------------
Total outstanding balance                                      $   24,300,000
                                                              ================

Total available under the line of credit                       $    57,282,201
Total outstanding balance                                          (24,300,000)
                                                              ----------------
Remaining availability                                         $    32,982,201
                                                              ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2003.

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

We do not expect to make commitments of capital, nor have we made any commitments of capital, except for the acquisition of additional equipment. As of September 30, 2003, we had made commitments totaling approximately $27,678,000.

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

Cash Flows

During the first three quarters of 2003 and 2002, our primary source of liquidity was the proceeds of our offering of Units.

In 2003 and 2002, operating lease rents were our primary source of cash from operations.

In 2003, proceeds from sales of lease assets was our largest source of cash from investing activities. In both 2003 and 2002, rents from direct financing leases and payments received on notes receivable were also primary sources of cash from investing activities. We used cash in investing activities to purchase operating and direct financing lease assets, to pay of initial direct costs associated with the lease asset purchases and to make advances on notes receivable.

Our primary source of cash from financing activities was the proceeds of our public offering of Units of Limited Liability Company interest. We used cash in financing activities to pay syndication costs associated with the offering and to make distributions to our Members.

Results of operations

On February 21, 2001, we commenced operations. In 2002, our operations resulted in net income of $387,773 for the nine month period and in a net loss of $27,874 for the three month period. In 2003, our operations resulted in net income of $176,645 for the nine month period and a net loss of $253,665 for the three month period. Our primary source of revenues is rents from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect these to increase in future periods as we continue to acquire lease assets.

Asset management fees are based on our gross lease rents plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As we have acquired lease assets, lease rents are collected and distributions made to the members have increased. This has led to increases in management fees.

Interest expense in 2003 and 2002 relates primarily to a credit facility which has been established to provide long-term financing for lease asset acquisitions. To date, we have not borrowed under this credit facility. Charges were incurred in order to maintain the availability of the credit facility and were included in interest expense.

The results of our operations are expected to vary considerably in future periods from those of the first nine months of 2003 and 2002 as we continue to acquire significant amounts of lease assets.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Managing Member has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2003, there was no outstanding balance on the floating interest rate line of credit.

The Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of September 30, 2003.

In general, it is anticipated that these swap agreements will eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.


Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company but which do not represent claims against the Company or its assets.

Silicon Access Networks, Inc.:

Silicon Access Networks, Inc., ("SAN") advised the Company on July 8, 2002, that, due to a further decline in expectations of future demand for SAN's products by potential customers in its target markets, SAN's Board of Directors had directed management to cease operations, which occurred in July 2002. As SAN was current on its note payable payment obligation to the Company, the Company declared a technical default in early July on the basis of the termination of operations. As of September 30, 2002, SAN's account was current, except for late charges. The Company filed suit, on the basis of the technical default, and moved for a Writ of Attachment, which was denied. The Company's motions were denied, due in large part to the fact that SAN's account was still current.

On advice of counsel, the Company withdrew the initial suit, as it became apparent that the court will continue to deny any Writ of Attachment until and unless SAN actually defaults on its payment obligation. SAN defaulted in September 2003 for failure to make the payments due September 1, 2003. The Company declared default and refiled a lawsuit and also filed for a Writ of Attachment. As SAN was very low on cash and had no new equity or debt funding arranged, the court granted the Company a Writ of Attachment for the majority of SAN's assets. The Company levied SAN's bank accounts and found they had less than $5,000 in them.

The Company has filed its Attachment lien against SAN's intellectual property, including several patents on file with the federal government. The Company has also notified a former officer of SAN who owes SAN several hundred thousand dollars (and that SAN holds a promissory note secured by a second deed of trust against the maker's home for repayment of such amounts), that all proceeds due under that note are to be paid to the Company.

SAN has ceased operations and has retained a consulting firm to attempt to liquidate its assets outside of the bankruptcy court. As the Company has a pre-judgment lien against virtually all significant assets of SAN, the Company has first right to any asset liquidation proceeds. Other creditors of SAN are objecting to the Company's having this superior position and may force SAN into bankruptcy if SAN does not file bankruptcy on its own. If SAN ends up in bankruptcy within 90 days of the Company having been granted the Writ of Attachment, then the Company's Writ of Attachment will be voided and the Company's claims against SAN will be pari passu with the other creditors.

The Company has recovered the equipment it financed that was located at SAN's location in California and it will be sold at a public auction on October 30, 2003. The Company is making arrangements to recover other equipment the Company financed that was located at SAN's offices in Canada which the Company will then remarket. The amount that the Company will ultimately recover from this account is highly uncertain at present.

All amounts due under the notes receivable from SAN were reclassified to accounts receivable upon default and have been properly reserved to reflect the estimated recoverable amounts still outstanding, approximately $53,000.

Photuris, Inc.:

Photuris, a debtor of the Company, was on the verge of ceasing operations, as it was unable to secure new equity under favorable terms. The Company commenced negotiations with Photuris to restructure its note terms. As of this date, no legal action has been initiated against Photuris; however, the account has been restructured. In concert with several other lessors and lenders the Company concluded negotiations and executed a Settlement Agreement with Photuris. Under the terms of the Settlement Agreement, the Company received an initial payment of $200,000 in July 2002.

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

As of early October 2002, the Company became aware that Photuris had not yet closed on receiving some additional equity and was in danger of running out of operating capital in early November 2002. The Company confirmed with the lead investor in Photuris' latest equity round that the investors had agreed to provide additional equity to allow Photuris to continue to operate; however, this commitment, for up to $15 million, is being provided in stages on a quarterly basis if certain milestones are met. The Company confirmed that Photuris received the first stage of this new equity in November 2002. Follow on rounds, which have allowed Photuris to continue operations for a few more months at a time, have closed in February and May 2003. The final round of equity was to have been funded by August 15, 2003.

Photuris received a term sheet from a large, publicly traded telecommunications firm to purchase Photuris. While negotiations were underway over the price and other terms, the investors requested, and the Company granted, a thirty day extension on putting in their equity. Negotiations have stalled and the investors have requested permission to inject their final commitment as debt subordinated to the amounts due to the Company, instead of as equity, and to put in their money in three more tranches beginning the end of September 2003, so that Photuris may continue operating and negotiating a sale with the original offeror as well as with new ones that have emerged in recent weeks.

The Company has agreed to this, with the condition that, at the first of those final fundings, the Company be paid the first three installments of principal payment that are due to commence October 2003, all in one payment. Photuris refused to do this and went ahead with its subordinated debt versus equity transaction and received its first round of debt in late September 2003. As the Company did not grant its permission for this change, Photuris is technically in default for failure to close on the last tranche of equity. The account is current as of October 24, 2003. Photuris will need to have arranged a sale of the company or for further equity or debt by calendar year end in order to continue in business beyond January 31, 2004.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)        Documents filed as a part of this report

   1.      Financial Statements

           Included in Part I of this report:

               Balance Sheets, September 30, 2003 and December 31, 2002.

               Statements of operations for the nine and three month periods ended September 30, 2003 and 2002.

               Statements of changes in members' capital for the year ended December 31, 2002 and for the nine month period ended September 30, 2003.

               Statements of cash flows for the nine and three month periods ended September 30, 2003 and 2002.

               Notes to the Financial Statements

   2.      Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3.      Other Exhibits

               99.1 Certification of Paritosh K. Choksi

               99.2 Certification of Dean L. Cash

               99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

               99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh
               K. Choksi

(b)        Report on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 12, 2003

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

Exhibit 99.1
                                 CERTIFICATIONS


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


Date:      November 12, 2003


  /s/ PARITOSH K. CHOKSI
---------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive Vice President of Managing Member

Exhibit 99.2
                                 CERTIFICATIONS


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


Date:      November 12, 2003


  /s/ DEAN L. CASH
---------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:      November 12, 2003



  /s/ DEAN L. CASH
---------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member
November 12, 2003

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:      November 12, 2003



  /s/ PARITOSH K. CHOKSI
---------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant