Form 10-K
period 2003-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2004-03-30
CIK 1125264

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Annual report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 2003
                                       OR
            |_| Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the transition period from ____ to ____

                        Commission File number 000-50210

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

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

The number of Limited Liability Company Units outstanding as of December 31, 2003 was 12,065,016.

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated January 16, 2001, filed pursuant to Rule 424(b) (Commission File No. 333-47196) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund IX, LLC (the Company) was formed under the laws of the state of California in September 2000. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services LLC
(AFS), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of January 15, 2003, the Company's offering was terminated. Subscriptions for a total of 12,065,216 ($120,652,160) Units had been received and accepted.

As of December 31, 2003, 12,065,016 Units ($120,650,160) were issued and outstanding.

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period"), ending December 31, 2009 and
(iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2003, the Company had purchased equipment with a total acquisition price of $69,486,647. The Company has also invested $2,665,740 in notes receivable.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2003, 2002 and 2001, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                            Type of Equipment           2003    2002  2001
------                            -----------------           ----    ----  ----
General Electric Aircraft Engines Machine tools                15%     11%    *
Basin Electric                    Walking dragline             14%     23%   54%
Graham Offshore Inc.              Off shore supply vessels     11%     17%    *
Photuris, Inc.                    Various lab, computer         *       *    14%
                                     and office equipment

*  Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2003 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt.

                        Purchase Price Excluding         Percentage of Total
Asset Types                Acquisition Fees                 Acquisitions
-----------                ----------------                 ------------
Mining equipment             $25,681,512                            36.95%
Manufacturing                 16,908,402                            24.33%
Marine vessels                11,200,000                            16.12%
Materials handling             7,838,171                            11.28%
Communications                 3,033,933                             4.37%
Furniture and fixtures         2,143,896                             3.09%
Office automation              1,680,478                             2.42%
Natural gas compressors          696,451                             1.00%
Test Equipment                   303,804                             0.44%
                          ---------------                  ----------------
                             $69,486,647                           100.00%
                          ===============                  ================

                        Purchase Price Excluding             Percentage of Total
Industry of Lessee         Acquisition Fees                     Acquisitions
------------------         ----------------                     ------------
Manufacturing                $31,105,814                            44.77%
Mining                        14,366,115                            20.67%
Electric utilities            11,315,397                            16.28%
Marine transportation         11,200,000                            16.12%
Retail                             802,870                           1.16%
Oil and gas                        696,451                           1.00%
                          ---------------                  ----------------
                             $69,486,647                           100.00%
                          ===============                  ================

Through December 31, 2003, the Company has disposed of certain leased assets as set forth below:

                                                                Excess of
           Type of        Original                             Rents Over
          Equipment     Equipment Cost      Sale Price         Expenses *
          ---------     --------------      ----------         ----------
      Manufacturing        $ 5,373,271        $ 5,163,964        $ 1,300,489
      Research                 774,314             63,141          1,006,066
      Electronics              769,502            749,800            121,255
      Computers                357,207             31,301            331,012
      Other                     77,180             65,850             31,091
                      -----------------   ----------------   ----------------
                           $ 7,351,474        $ 6,074,056        $ 2,789,913
                      =================   ================   ================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Company's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Silicon Access Networks, Inc.:

Silicon Access Networks, Inc. ("SAN") advised AFS on July 8, 2002, that due to a further decline in expectations of future demand for SAN's products by potential customers in its target markets, SAN's Board of Directors had directed management to close a branch office located in North Carolina, which occurred in July 2002.

In September 2003, SAN defaulted on its note payable to the Company. Essentially all of the equipment financed was recovered and sold at auction in 2003. Assets remaining in inventory are carried at the estimated net realizable value of approximately $5,200. On December 22, 2003, SAN filed for protection under the Bankruptcy Act. The Company's remaining claims are unsecured. No amounts relating to the unsecured claims have been included in the financial statements of the Company as of December 31, 2003.

Photuris, Inc.:

Photuris, a debtor of the Company, was on the verge of ceasing operations as it was unable to secure new equity under favorable terms when the Company commenced negotiations regarding Photuris' debt with the Company. As of this date, no legal action has been initiated against the debtor; however, the account has been restructured. In concert with several other lessors and lenders, the Company concluded negotiations and executed a Settlement Agreement with Photuris. Under the terms of the Settlement Agreement, the Company received an initial $200,000 in cash in July 2002.

The Company is carrying a promissory note from Photuris for $300,000 (the carrying value in the financial statements is $234,000 at December 31, 2003) that is payable interest only at prime plus 1.25% from August 1, 2002 to October 2003, at which time payments will convert to an equal principal plus interest basis, spread over 36 months. During 2003, Photuris made interest payments each month, but made only two of the three scheduled payments of principal. The agreement was again modified in 2004 and Photuris is scheduled to start making payments of principal again on April 1, 2004.

The Company also owns Series C preferred stock of Photuris. The carrying value of the stock (included in other assets on the balance sheet at December 31, 2003) was $95,158 and the original cost of the stock was $190,158. The write down of $95,000 was recorded in 2003 and resulted from AFS's determination that the stock had permanently declined in value.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 3,238 investors were record holders of Units in the Company.

Dividends

The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the Reinvestment Period to equal an amount between $0.90 and $1.10 per Unit which will be determined by AFS.

The rate for monthly distributions from 2003 operations was $0.075 per Unit for January through December 2003. The distributions were paid in February through December 2003 and in January 2004. The rate for quarterly distributions paid in April, July, October 2003 and January 2004 was $0.225 per Unit. Distributions were from 2003 cash flows from operations.

The rate for monthly distributions from 2002 operations was $0.075 per Unit for January through December 2002. The distributions were paid in February through December 2002 and in January 2003. The rate for quarterly distributions paid in April, July, October 2002 and January 2003 was $0.225 per Unit. Distributions were from 2002 cash flows from operations.

The rate for monthly distributions from 2001 operations was $0.069 per Unit for February (partial month) through September 2001. The distributions were paid in April through October 2001. The rate for the distributions for October through December 2001 was $0.075, per Unit. The distributions were paid in November through December 2001 and in January 2002. The rates for quarterly distributions paid in April and July 2001 and January 2002 were $0.090, $0.208, $0.208 and $0.225, respectively per Unit. Distributions were from 2001 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member ("Other Members"):

                                                                      2003             2002             2001
                                                                      ----             ----             ----
Net (loss) income per Unit, based on weighted
   average Units outstanding                                             $ (0.02)          $ 0.02           $ 0.22
Return of investment                                                        0.90             0.81             0.34
                                                                 ---------------- ---------------- ----------------
Distributions per Unit, based on weighted average
   Units outstanding                                                        0.88             0.83             0.56
Differences due to timing of distributions                                  0.02             0.07             0.17
                                                                 ---------------- ---------------- ----------------
Actual distribution rates, per Unit                                       $ 0.90           $ 0.90           $ 0.73
                                                                 ================ ================ ================



Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2003, 2002, 2001 and 2000 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                       2003             2002             2001              2000
                                                       ----             ----             ----              ----
Gross revenues                                        $11,531,560      $ 7,073,495      $ 3,393,685               $ -
Net income                                              $ 591,015        $ 603,150        $ 584,176               $ -
Weighted average Units outstanding                     12,035,095        7,280,533        2,167,171                50
Net (loss) income allocated to Other Members           $ (271,127)       $ 115,396        $ 485,897               $ -
Net (loss) income per Unit, based on weighted
   average Units outstanding                              $ (0.02)          $ 0.02           $ 0.22               $ -
Distributions per Unit, based on weighted average
   Units outstanding                                       $ 0.88           $ 0.83           $ 0.56               $ -
Total Assets                                          $87,530,487      $89,419,224      $36,828,411             $ 600
Total Members' Capital                                $86,906,015      $88,816,997      $36,550,603             $ 600


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

During the funding period, the Company's primary source of liquidity was subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               23,000,000
                                                               ----------------
Total borrowings under the acquisition facility                     23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                               ----------------
Total outstanding balance                                       $  23,000,000
                                                               ================

Total available under the line of credit                        $   58,627,656
Total outstanding balance                                          (23,000,000)
                                                               ----------------
Remaining availability                                          $  35,627,656
                                                               ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2003, the Company had commitments to purchase lease assets totaling approximately $17,162,000.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

In August 2002, the Company established a $102 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

As of December 31, 2003, the Company had not borrowed under the facility. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $238,000 in 2003 and are included in interest expense in the Company's statement of operations.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-0recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of February 2001. The distribution was made in April 2001 and additional distributions have been consistently made through December 2003.

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

Cash Flows

2003 vs. 2002:

In both 2003 and 2002, our primary source of cash from operations was rents from operating leases. Cash flows from operations increased from $5,521,904 in 2002 to $8,661,683 in 2003, an increase of $3,139,779. The increase is largely the result of increases in operating lease revenues. Operating lease rents increased from $6,269,908 in 2002 to $9,762,725 in 2003, an increase of $3,492,817.

In 2003 and 2002, sources of cash from investing activities consisted of proceeds from sales of lease assets, payments on direct financing leases and payments received on notes receivable. The amounts of sales proceeds increased from $749,408 in 2002 to $5,370,886 in 2003, an increase of $4,621,478. At
December 31, 2003, the Company had a receivable from an affiliate of $4,142,025 with respect to the sale of certain assets. The sale was part of a larger sale of assets to a third party. See Note 5 to the financial statements included in
Item 8 of Part I of this report on Form 10K for further details. Cash flows from financing leases increased from $220,691 in 2002 to $929,968 in 2003, an increase of $709,277. Increases in the amounts we have received on direct financing leases have resulted from asset acquisitions over the last two years. We used cash to purchase assets on operating leases ($11,777,539 in 2003 and $29,839,551 in 2002) and direct financing leases ($5,778,880 in 2003 and $995,270 in 2002), to pay initial direct costs associated with those leases and to make note receivable advances.

In both 2003 and 2002, our only source of cash from financing activities was the proceeds from the public offering of the Company's Units. The offering was concluded in January of 2003. We used cash in both years to pay the costs of the offering and to make distributions to the members. The amounts distributed to members other than AFS increased from $6,015,627 in 2002 to $10,633,086 as a result of the increase in the weighted average number of Units outstanding in 2003 compared to 2002.

2002 vs. 2001:

In 2002 and 2001, operating lease rents were the primary source of cash flows from operations. The Company's primary source of cash in both years was the proceeds of its offering of Limited Liability Company Units. Operating lease rents have increased as discussed below under "Results of Operations".

Sources of cash from investing activities included amounts received for notes receivable principal payments and direct finance lease payments in both 2002 and 2001. In 2002, the Company also received proceeds from sales of lease assets.

Cash was used to purchase assets on operating and direct finance leases. Cash was also used to pay initial direct lease costs and to pay syndication costs (associated with the offering) to AFS and one of its affiliates. Cash was also used to make distributions to the members.

Results of Operations

As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2003, the results of operations in 2003, 2002 and 2001 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Substantially   all   employees  of  AFS  track  time   incurred  in  performing
administrative services on behalf of the Company. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2003, 2002 and 2001, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                     2003             2002             2001
                                     ----             ----             ----
    Manufacturing                     40%              37%               *
    Electric utilities                23%              21%              50%
    Marine transportation             17%              21%              25%
    Mining                            17%              18%               *

    *  Less than 10%

2003 vs. 2002:

Operations in 2003 and 2002 resulted in net income of $591,015 and $603,150, respectively. Our primary source of revenues is rents from operating leases. We are continuing to acquire additional lease assets. As a result of our acquisitions, our operating leases revenues increased from $6,269,908 in 2002 to $9,762,725 in 2003, an increase of $3,492,817.

Our largest expense is depreciation. It is directly related to operating lease assets and the revenues we earn on them. Our continued acquisitions of these assets has led to the increases in revenues we noted above and to the increase in depreciation expense from $5,019,123 in 2002 to $7,798,332 in 2003, an increase of $2,779,209.

Our management fees are calculated based on our revenues plus the amounts of proceeds from sales of assets that we generated. The amounts of cash flows on which the fees are based increased from approximately $7,130,000 in 2002 to $15,020,000 in 2003, an increase if $7,890,000. As a result, our management fees increased from $264,622 in 2002 to $686,013 in 2003, an increase of $421,691.

The level of our leasing activities has increased in 2003 compared to 2002. During 2002, the average cost of assets on operating leases was $36,563,919. In 2003, that average had increased to $54,179,761, and increase of 48%. Our cost reimbursements to AFS increased from $343,120 in 2002 to $627,320 in 2003, largely as a result of this increased activity.

In 2003, we provided $496,347 for losses and doubtful accounts. The amounts provided related assets held for lease or sale ($61,712); marketable securities available for sale, included in other asset in the balance sheet ($95,000); accounts receivable ($13,000); and notes receivable ($326,635.) There were no similar provisions in 2002.

The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2003 or 2002.

2002 vs. 2001:

Operations in 2002 and 2001 resulted in net income of $603,150 and $584,176, respectively. The primary source of revenues was rents from operating leases. The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2002 or 2001, nor are they expected to be comparable to each other. During these two years, the Company was conducting public offering of Units and was acquiring the majority of its initial portfolio of lease assets. During this phase of the Company's life cycle, revenues and expenses are expected to change significantly from one period to another.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

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

The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives in 2003, 2002 or 2001.
However, the Company expects to enter into interest rate swap agreements in future periods.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's financial statements. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Critical Accounting Policies

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. mpairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2003, there was no outstanding balance on the floating interest rate line of credit.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 28.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (Company) as of December 31, 2003 and 2002, the related statements of income, changes in members' capital and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2003 and 2002, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                                                   2003              2002
                                                   ----              ----
                                     ASSETS


Cash                                              $29,429,383       $39,722,496

Due from affiliate                                  4,142,025                 -

Accounts receivable, net of allowance for
doubtful accounts of $13,000 in 2003 and zero
   in 2002                                          1,323,526         1,197,760

Notes receivable                                      268,196         1,055,609

Other assets                                          310,158           465,157

Investment in equipment and leases                 52,057,199        46,978,202
                                              ----------------  ----------------
                                                  $87,530,487       $89,419,224
                                              ================  ================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                   $ 18,804         $ 434,516
   Other                                              476,740            90,667

Unearned operating lease income                       128,928            77,044
                                              ----------------  ----------------
Total liabilities                                     624,472           602,227

Total Members' capital                             86,906,015        88,816,997
                                              ----------------  ----------------
Total liabilities and Members' capital            $87,530,487       $89,419,224
                                              ================  ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                              STATEMENTS OF INCOME

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


Revenues:                                                                 2003             2002              2001
                                                                          ----             ----              ----
   Leasing activities:
      Operating leases                                                   $ 9,762,725      $ 6,269,908       $ 3,102,265
      Direct financing leases                                                315,801          114,980            53,589
      Gain on sales of assets                                                658,865          107,353                 -
Interest                                                                     741,634          579,486           232,116
Other                                                                         52,535            1,768             5,715
                                                                     ---------------- ----------------  ----------------
                                                                          11,531,560        7,073,495         3,393,685
Expenses:
Depreciation of operating lease assets                                     7,798,332        5,019,123         2,053,997
Asset management fees to Managing Member                                     686,013          264,322            83,341
Cost reimbursements to Managing Member                                       627,320          343,120           374,507
Provision for losses and doubtful accounts                                   496,347                -                 -
Amortization of initial direct costs                                         491,376          158,964            24,898
Interest expense                                                             349,319          336,696           199,230
Professional fees                                                            106,167           99,730            39,384
Insurance                                                                    104,588                -                 -
Other                                                                        281,083          248,390            34,152
                                                                     ---------------- ----------------  ----------------
                                                                          10,940,545        6,470,345         2,809,509
                                                                     ---------------- ----------------  ----------------
Net income                                                                 $ 591,015        $ 603,150         $ 584,176
                                                                     ================ ================  ================

Net income (loss):
   Managing Member                                                         $ 862,142        $ 487,754          $ 98,279
   Other Members                                                            (271,127)         115,396           485,897
                                                                     ---------------- ----------------  ----------------
                                                                           $ 591,015        $ 603,150         $ 584,176
                                                                     ================ ================  ================

Net (loss) income per Limited Liability Company Unit (Other Members)         $ (0.02)          $ 0.02            $ 0.22

Weighted average number of Units outstanding                              12,035,095        7,280,533         2,167,171





                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


                                                      Other Members                       Managing
                                                      -------------
                                                          Units           Amount           Member             Total

Balance December 31, 2000                                         50            $ 500            $ 100             $ 600

Capital contributions                                      4,363,359       43,633,590                -        43,633,590
Less selling commissions to affiliates                                     (4,145,191)               -        (4,145,191)
Other syndication costs to affiliates                                      (2,210,852)               -        (2,210,852)
Distributions to Other Members ($0.56 per Unit)                            (1,213,341)               -        (1,213,341)
Distributions to Managing Member                                                    -          (98,379)          (98,379)
Net income                                                                    485,897           98,279           584,176
                                                     ---------------- ---------------- ----------------  ----------------
Balance December 31, 2001                                  4,363,409       36,550,603                -        36,550,603

Capital contributions                                      6,673,732       66,737,320                -        66,737,320
Less selling commissions to affiliates                                     (6,340,045)               -        (6,340,045)
Other syndication costs to affiliates                                      (2,230,650)               -        (2,230,650)
Distributions to Other Members ($0.83 per Unit)                            (6,015,627)               -        (6,015,627)
Distributions to Managing Member                                                    -         (487,754)         (487,754)
Net income                                                                    115,396          487,754           603,150
                                                     ---------------- ---------------- ----------------  ----------------
Balance December 31, 2002                                 11,037,141       88,816,997                -        88,816,997

Capital contributions                                      1,028,125       10,281,250                -        10,281,250
Less selling commissions to affiliates                                       (976,719)               -          (976,719)
Other syndication costs to affiliates                                        (309,377)               -          (309,377)
Limited Liability Company Units repurchased                     (250)          (1,923)               -            (1,923)
Distributions to Other Members ($0.88 per Unit)                           (10,633,086)               -       (10,633,086)
Distributions to Managing Member                                                    -         (862,142)         (862,142)
Net income (loss)                                                            (271,127)         862,142           591,015
                                                     ---------------- ---------------- ----------------  ----------------
Balance December 31, 2003                                 12,065,016      $86,906,015              $ -       $86,906,015
                                                     ================ ================ ================  ================










                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


Operating activities:                                                   2003             2002              2001
                                                                        ----             ----              ----
Net income                                                               $ 591,015        $ 603,150         $ 584,176
Adjustments to reconcile net income to cash provided by operating activities:
   Gain on sales of lease assets                                          (658,865)        (107,353)                -
   Depreciation of operating lease assets                                7,798,332        5,019,123         2,053,997
   Amortization of initial direct costs                                    491,376          158,964            24,898
   Provision for losses and doubtful accounts                              496,347                -                 -
   Residual value income                                                         -             (201)           (9,890)
   Changes in operating assets and liabilities:
      Other assets                                                          59,999         (465,157)                -
      Accounts receivable                                                 (138,766)         (11,041)       (1,186,719)
      Accounts payable, Managing Member                                   (415,712)         276,797           157,719
      Accounts payable, other                                              386,073           66,196            24,471
      Unearned operating lease income                                       51,884          (18,574)           95,618
                                                                   ---------------- ----------------  ----------------
Net cash provided by operations                                          8,661,683        5,521,904         1,744,270
                                                                   ---------------- ----------------  ----------------

Investing activities:
Purchases of equipment on operating leases                             (11,777,539)     (29,839,551)      (22,025,405)
Purchases of equipment on direct financing leases                       (5,778,880)        (995,270)         (819,124)
Proceeds from sales of lease assets                                      5,370,886          749,408                 -
Due from affiliate                                                      (4,142,025)               -                 -
Payments of initial direct costs to Managing Member                     (1,515,987)      (1,092,641)         (317,985)
Reduction of net investment in direct financing leases                     929,968          220,691            68,230
Payments received on notes receivable                                      506,974          958,258           605,677
Note receivable advances                                                   (46,196)      (1,031,605)       (1,587,939)
Investment in residuals                                                          -                -           (66,093)
                                                                   ---------------- ----------------  ----------------
Net cash used in investing activities                                  (16,452,799)     (31,030,710)      (24,142,639)
                                                                   ---------------- ----------------  ----------------

Financing activities:
Capital contributions received                                          10,281,250       66,737,320        43,633,590
Payment of syndication costs to Managing Member                         (1,286,096)      (8,570,695)       (6,356,043)
Distributions to Other Members                                         (10,633,086)      (6,015,627)       (1,213,341)
Distributions to Managing Member                                          (862,142)        (487,754)          (98,379)
Limited Liability Company Units repurchased                                 (1,923)               -                 -
                                                                   ---------------- ----------------  ----------------
Net cash (used in) provided by financing activities                     (2,501,997)      51,663,244        35,965,827
                                                                   ---------------- ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                   (10,293,113)      26,154,438        13,567,458

Cash and cash equivalents at beginning of period                        39,722,496       13,568,058               600
                                                                   ---------------- ----------------  ----------------
Cash and cash equivalents at end of period                             $29,429,383      $39,722,496       $13,568,058
                                                                   ================ ================  ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                 $ 349,319        $ 336,696         $ 199,230
                                                                   ================ ================  ================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (the Company) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services LLC
(AFS), a California limited liability corporation. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS's continuing interest, and $500 of which represented the Initial Member's capital investment.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (Units), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500) and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,110,460 Units ($121,104,600).

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).


2. Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

Investment in notes receivable:

Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified notes. Notes receivable are charged off on specific identification by AFS.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                               2003             2002
                                               ----             ----
  Financial statement basis of net assets  $  86,906,015    $  88,816,997
  Tax basis of net assets                     94,208,823       99,145,193
                                          ---------------- ----------------
  Difference                               $    7,302,808   $  10,328,196
                                          ================ ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

The following reconciles the net income reported in these financial statements to the (loss) income reported on the Company's federal tax return (unaudited) for each of the years ended December 31:

                                                          2003             2002              2001
                                                          ----             ----              ----
  Net income per financial statements                 $      591,015  $       603,150   $       584,176
  Adjustment to depreciation expense                      (6,258,019)      (4,486,980)         (640,404)
  Provision for losses and doubtful accounts                 496,347                -                 -
  Adjustments to lease revenues                            1,450,188          (64,120)          163,847
                                                     ---------------- ----------------  ----------------
  Net (loss) income per federal tax return            $   (3,720,469)  $   (3,947,950)   $      107,619
                                                     ================ ================  ================

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable and notes receivable represent amounts due from lessees and debtors in various industries, related to equipment on operating and direct financing leases or equipment financed through notes receivable. See Note 7 for a description of lessees and debtors by industry as of December 31, 2003, 2002 and 2001.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued June 2003.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Derivative financial instruments (continued):

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

The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives during 2003, 2002 or 2001.

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

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                 Depreciation /
                                                                                  Amortization
                                                                                   Expense or
                                  Balance                                        Amortization of     Reclassi-          Balance
                               December 31,                       Impairment     Direct Financing  fications or      December 31,
                                   2002           Additions         Losses           Leases        Dispositions          2003
                                   ----           ---------         ------           ------        ------------          ----
Net investment in
   operating leases             $ 44,149,781     $   11,777,539    $          -    $  (7,798,332)  $   (4,685,551)   $   43,443,437
Net investment in direct
   financing leases                1,525,473          5,778,880               -         (929,968)         (17,158)        6,357,227
Assets held for sale or lease              -                  -         (61,712)                    -      66,872             5,160
Residual values, other                76,184                  -               -                -          (76,184)                -
Initial direct costs, net of
   accumulated amortization
   of $675,238 in 2003 and
   $183,862 in 2002                1,226,764          1,515,987               -         (491,376)               -         2,251,375
                               --------------  ----------------- --------------- ---------------- ----------------  ----------------
                                $ 46,978,202     $   19,072,406    $    (61,712)  $   (9,219,676)  $   (4,712,021)   $   52,057,199
                               ==============  ================= =============== ================ ================  ================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investment in leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $61,712 for the year ended December 31, 2003. No impairment losses were recorded in either 2002 or 2001.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

                                2003             2002             2001
                                ----             ----             ----
  Depreciation expense         $ 7,798,332      $ 5,019,123      $ 2,053,997
  Impairment losses                 61,712                -                -
                           ---------------- ---------------- ----------------
                               $ 7,860,044      $ 5,019,123      $ 2,053,997
                           ================ ================ ================

All of the property on leases was acquired in 2003, 2002 and 2001.

Operating leases:

Property on operating leases consists of the following:

                                                                     Reclassi-
                                December 31,                       fications or     December 31,
                                     2002           Additions      Dispositions          2003
                                     ----           ---------      ------------          ----
 Mining                             $20,903,212      $ 4,618,772      $         -     $  25,521,984
 Manufacturing                       15,051,966          759,157       (5,373,271)       10,437,852
 Marine vessels                      11,200,000                -                -        11,200,000
 Materials handling                   2,419,402        3,460,162                -         5,879,564
 Communications                         269,153        2,764,780                -         3,033,933
 Natural gas compressors                696,451                -          (74,943)          621,508
 Office furniture                       562,248          174,668         (174,668)          562,248
                                ---------------- ---------------- ----------------  ----------------
                                     51,102,432       11,777,539       (5,622,882)       57,257,089
 Less accumulated depreciation       (6,952,651)      (7,798,332)         937,331       (13,813,652)
                                ---------------- ---------------- ----------------  ----------------
                                 $   44,149,781    $   3,979,207   $   (4,685,551)   $   43,443,437
                                ================ ================ ================  ================

The average assumed residual value for assets on operating leases at December 31, 2003 and 2002 were 28% and 30% of the assets original cost, respectively.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investment in leases (continued):

Direct financing leases:

As of December 31, 2003, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company's investment in direct financing leases as of December 31, 2003 and 2002:

                                                                 2003              2002
                                                                 ----              ----
Total minimum lease payments receivable                      $    6,752,281    $    1,621,790
Estimated residual values of leased equipment (unguaranteed)        649,809           211,527
                                                            ----------------  ----------------
Investment in direct financing leases                             7,402,090         1,833,317
Less unearned income                                             (1,044,863)         (307,844)
                                                            ----------------  ----------------
Net investment in direct financing leases                    $    6,357,227    $    1,525,473
                                                            ================  ================

At December 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                        Direct
      Year ending     Operating        Financing
     December 31,      Leases           Leases            Total
     ------------      ------           ------            -----
             2004   $    9,720,952   $    2,572,293   $   12,293,245
             2005        9,670,173        1,710,138       11,380,311
             2006        8,059,545        1,162,042        9,221,587
             2007        3,490,662          780,802        4,271,464
             2008        1,646,561          414,840        2,061,401
       Thereafter        1,154,256          112,166        1,266,422
                   ---------------- ---------------- ----------------
                    $   33,742,149    $   6,752,281   $   40,494,430
                   ================ ================ ================


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 to 49 months and bear interest at rates ranging from 15% to 18%. The notes are secured by the equipment financed. As of December 31, 2003, the minimum future payments receivable are as follows:

                           Year ending
                          December 31,
                                  2004        $ 133,922
                                  2005          124,828
                                  2006           76,715
                                        ----------------
                                                335,465
    Less portion representing interest           (67,269)
                                        ----------------
                                              $ 268,196
                                        ================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5.  Related party transactions:

The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

Substantially all employees of AFS record time incurred in performing administrative services on behalf of all of the Companies serviced by AFS. AFS believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Company or the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows during each of the years ended December 31:

                                                                             2003             2002              2001
                                                                             ----             ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited
   Liability Company units, deducted from Other Members' capital)        $      976,719  $     6,340,045    $     4,145,191
Reimbursement of other syndication costs to Managing Member                     309,377        2,230,650          2,210,852
Administrative costs reimbursed to Managing Member                              627,320          343,120            374,507
Initial direct costs paid to Managing Member                                  1,515,987        1,092,641            317,985
Asset management fees to Managing Member                                        686,013          264,322             83,341
                                                                        ---------------- ----------------  ----------------
                                                                         $    4,115,416   $   10,270,778     $    7,131,876
                                                                        ================ ================  ================

On December 31, 2003, the Company sold certain assets subject to operating leases and direct financing leases to the lessee. The assets being sold were a part of a larger sale involving the sale of assets belonging to an affiliate of the Company. On December 31, 2003, the lessee/purchaser sent the proceeds of the sale by wire transfer to the account of the Company's affiliate. The funds belonging to the Company were transferred to the Company on the Company's next business day.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


6.  Members' capital:

As of December 31, 2003, 12,065,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year.


7. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS's credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

As of December 31, 2003, 2002 and 2001, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                         2003             2002             2001
                                         ----             ----             ----
  Manufacturing                           40%              37%               *
  Electric utilities                      23%              21%              50%
  Marine transportation                   17%              21%              25%
  Mining                                  17%              18%               *

  *  Less than 10%

'During 2003, three customers comprised 15%, 14% and 11% of the Company's revenues from leases. During 2002, three customers comprised 23%, 17% and 11% of the Company's revenues from leases. During 2001, two customers comprised 54% and 14% of the Company's revenues from leases.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


8.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $            -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               23,000,000
                                                               ----------------
Total borrowings under the acquisition facility                     23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                               ----------------
Total outstanding balance                                       $   23,000,000
                                                               ================

Total available under the line of credit                        $   58,627,656
Total outstanding balance                                          (23,000,000)
                                                               ----------------
Remaining availability                                          $   35,627,656
                                                               ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2003.


9. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The fair value of the Company's notes receivable is estimated using discounted cash flow analyses, based on the Company's current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company's notes receivable at December 31, 2003 is $335,465.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


10. Selected quarterly data (unaudited):

                                                         March 31,        June 30,       September 30,     December 31,
Quarter ended                                              2002             2002             2002              2002
                                                           ----             ----             ----              ----

Total revenues                                            $ 1,079,746      $ 1,540,510      $ 2,255,724       $ 2,197,515
Net income (loss)                                            $ 78,721        $ 336,926        $ (27,874)        $ 215,377
Net income (loss) per Limited Liability Company Unit           $ 0.00           $ 0.04          $ (0.02)           $ 0.00

                                                         March 31,        June 30,       September 30,     December 31,
Quarter ended                                              2003             2003             2003              2003
                                                           ----             ----             ----              ----

Total revenues                                            $ 2,440,826      $ 2,808,832      $ 2,801,887       $ 3,480,015
Net income (loss)                                           $ 190,480        $ 239,830       $ (253,665)        $ 414,370
Net income (loss) per Limited Liability Company Unit          $ (0.00)          $ 0.00          $ (0.04)           $ 0.02


11. Commitments:

At December 31, 2003, there were commitments to purchase lease assets totaling approximately $17,162,000.


13.  Credit facility:

In August 2002, the Company established a $102 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

As of December 31, 2003, the Company had not borrowed under the facility. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $238,000 in 2003 and are included in interest expense in the Company's statement of operations.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


14. Reserves, impairment losses and provisions for doubtful accounts:

The Company's reserves for losses are as follows:

                                               Reserve for        Realized       Allowance for
                                                losses on         losses on        doubtful       Allowance for
                                             assets held for     marketable        accounts         doubtful
                                              sale or lease      securities         (notes)         accounts            Total
                                              -------------      ----------         -------         --------            -----
Balance December 31, 2002                             $     -           $    -         $      -         $      -        $        -
Provision for losses and doubtful accounts             61,712           95,000          326,635           13,000           496,347
Write-offs                                            (61,712)         (95,000)        (326,635)               -          (483,347)
                                             ----------------- ---------------- ---------------- ----------------  ----------------
Balance December 31, 2003                             $     -          $     -         $      -         $ 13,000        $   13,000
                                             ================= ================ ================ ================  ================

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Company in connection with the audit of the Company for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Company's financial statements, and that this would require additional skilled personnel. To address this issue the Company has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Company's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

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

Dean L. Cash                   Chairman of the Board of Directors of ACG, AFS,
                                ALC, AEC, AIS and ASC; President and Chief
                                Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi             Director, Executive Vice President, Chief
                                Operating Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter            Vice President and Controller of ACG, AFS, ALC,
                                AEC and AIS; Chief Financial Officer of ASC

Vasco H. Morais                Senior Vice President, Secretary and General
                                Counsel for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2003, 2002 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of AFS.

Through December 31, 2003, $11,461,955 of such commissions had been paid to AFS or its affiliates. Of that amount, $9,652,173 has been re-allowed to other broker/dealers. No additional amounts will be incurred in future periods as the offering has been completed.

Asset Management Fee

The Company will pay AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which will include Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by AFS and its Affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS will supervise performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its Affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee will be subject to the Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule.

To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to AFS in a subsequent period, but only if and to the extent that such deferred compensation would be payable within the Asset Management Fee Limit for the subsequent period. Any deferred fees which cannot be paid under the applicable limitations in any subsequent period through the date of liquidation would be forfeited by AFS upon liquidation.

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re- Leasing Fee, and Carried Interest as follows:

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of AFS or its Affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

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

Managing Member's Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2003, 2002 and 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

 (1)                                         (2)                                        (3)                                (4)
                                             Name and Address of                  Amount and Nature of               Percent
Title of Class                               Beneficial Owner                     Beneficial Ownership               of Class

Limited Liability                            ATEL Capital Group                   Initial Limited Liability              0.0004%
Company Units                                600 California Street, 6th Floor     Company Units
                                             San Francisco, CA  94108             50 Units ($500)

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of members holding 10% or more of the total outstanding Limited Liability Company Units.

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                          2003             2002
                                          ----             ----
   Audit fees                         $       37,889   $       43,532
   Audit related fees                              -                -
   Tax fees                                   19,150            1,561
   Other                                           -                -
                                     ---------------- ----------------
                                            $ 57,039         $ 45,093
                                     ================ ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

       (a)Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of income for the years ended December 31, 2003, 2002 and 2001

          Statement of Changes in Members' Capital for the years ended December 31, 2003, 2002 and 2001

          Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)Reports on Form 8-K for the fourth quarter of 2003
          None

       (c)Exhibits

          (3) and (4) Agreement of Limited Liability Company, included as Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 2001 (File Number 333-47196) (Exhibit 28.1)

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:         3/26/2004

      ATEL Capital Equipment Fund IX, LLC
                                (Registrant)


 By: ATEL Financial Services LLC,
     Managing Member of Registrant



      By:   /s/ Dean L. Cash
            --------------------
            Dean Cash
            President of ATEL Financial Services LLC (Managing Member)





      By:   /s/ Paritosh K. Choksi
            --------------------------
            Paritosh K. Choksi
            Executive Vice President of ATEL Financial Services LLC
                (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                    CAPACITIES                                   DATE



      /s/ Dean L. Cash       President, Chairman and Chief Executive   3/26/2004
---------------------------   Officer of ATEL Financial Services LLC
         Dean Cash



   /s/ Paritosh K. Choksi    Executive Vice President and director     3/26/2004
---------------------------   of ATEL Financial Services LLC,
     Paritosh K. Choksi       Principal financial officer of
                              registrant; principal financial
                              officer and director of ATEL Financial
                              Services LLC




  /s/ Donald E. Carpenter    Principal accounting officer of           3/26/2004
---------------------------   registrant; principal accounting
    Donald E. Carpenter       officer of ATEL Financial Services LLC


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

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:          3/26/2004

/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

Exhibit 31.2
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:          3/26/2004

/s/ Dean L. Cash
---------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund IX, LLC, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:          3/26/2004



/s/ Dean L. Cash
--------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund IX, LP, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:          3/26/2004



/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant