Form 10-Q
period 2004-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2004-05-14
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended March 31, 2004

        |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from _______ to _______

                        Commission File number 000-50210

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


The number of Limited Liability Company Units outstanding as of March 31, 2004 was 12,065,016.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheets, March 31, 2004 and December 31, 2003.

          Statements of Operations for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

          Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                     ASSETS

                                                       March 31,        December 31,
                                                         2004               2003
                                                         ----               ----
                                                      (Unaudited)
Cash and cash equivalents                                $32,885,162        $29,429,383
Accounts receivable, net of allowance for doubtful
   accounts of $37,179 in 2004 and $13,000 in 2003           704,060          1,323,526
Due from Managing Member                                      63,583                  -
Due from affiliate                                                 -          4,142,025
Notes receivable                                              30,082            268,196
Other assets                                                 201,069            310,158
Investments in leases                                     49,906,936         52,057,199
                                                   ------------------ ------------------
Total assets                                             $83,790,892        $87,530,487
                                                   ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Other                                                    $ 34,595          $ 476,740
   Managing Member                                                 -             18,804

Unearned operating lease income                              161,081            128,928
                                                   ------------------ ------------------
Total liabilities                                            195,676            624,472
Members' capital:
     Managing member                                               -                  -
     Other members                                        83,595,216         86,906,015
                                                   ------------------ ------------------
Total members' capital                                    83,595,216         86,906,015
                                                   ------------------ ------------------
Total liabilities and members' capital                   $83,790,892        $87,530,487
                                                   ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                                  ----              ----
Revenues:
   Leasing activities:
      Operating leases                            $ 2,502,091       $ 2,150,244
      Direct financing leases                         153,793            48,779
      Gain on sales of assets                          10,069                 -
Interest                                               87,511           230,755
Other                                                   3,332            11,048
                                              ---------------- -----------------
                                                    2,756,796         2,440,826
Expenses:
Depreciation of operating lease assets              2,058,727         1,678,545
Cost reimbursements to Managing Member                171,297           119,513
Provision for doubtful accounts                       169,000                 -
Amortization of initial direct costs                  162,262            90,068
Asset management fees to Managing Member              145,625           119,965
Interest expense                                      135,165            84,512
Professional fees                                     102,867            32,834
Impairment losses                                      95,158            76,634
Other                                                  93,105            48,275
                                              ---------------- -----------------
                                                    3,133,206         2,250,346
                                              ---------------- -----------------
Net (loss) income                                  $ (376,410)        $ 190,480
                                              ================ =================

Net income (loss):
   Managing member                                  $ 220,079         $ 202,784
   Other members                                     (596,489)          (12,304)
                                              ---------------- -----------------
                                                   $ (376,410)        $ 190,480
                                              ================ =================

Net loss per Limited Liability Company Unit           $ (0.05)          $ (0.00)
Weighted average number of Units outstanding       12,065,016        11,914,503






                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2004
                                   (Unaudited)


                                                           Other Members                  Managing
                                                      Units             Amount             Member              Total

Balance December 31, 2002                              11,037,141        $88,816,997                $ -        $88,816,997
                                                                                                                         -
Capital contributions                                   1,028,125         10,281,250                  -         10,281,250
Less selling commissions to affiliates                          -           (976,719)                 -           (976,719)
Other syndication costs to affiliates                           -           (309,377)                 -           (309,377)
Limited Liability Company Units repurchased                  (250)            (1,923)                 -             (1,923)
Distributions to members                                        -        (10,633,086)          (862,142)       (11,495,228)
Net income (loss)                                               -           (271,127)           862,142            591,015
                                                ------------------ ------------------ ------------------ ------------------
Balance December 31, 2003                              12,065,016         86,906,015                  -         86,906,015
                                                                                                                         -
Distributions to members                                        -         (2,714,310)          (220,079)        (2,934,389)
Net income (loss)                                               -           (596,489)           220,079           (376,410)
                                                ------------------ ------------------ ------------------ ------------------
Balance March 31, 2004                                 12,065,016        $83,595,216                $ -        $83,595,216
                                                ================== ================== ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                           2004               2003
                                                                           ----               ----
Operating activities:
Net (loss) income                                                           $ (376,410)         $ 190,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Gain on sales of assets                                                     (10,069)                 -
   Depreciation of operating lease assets                                    2,058,727          1,678,545
   Amortization of initial direct costs                                        162,262             90,068
   Provision for doubtful accounts                                             169,000                  -
   Impairment losses                                                            95,158             76,634
   Changes in operating assets and liabilities:
      Accounts receivable                                                      450,466            355,560
      Due from Managing Member                                                 (63,583)                 -
      Other assets                                                             109,089             15,000
      Accounts payable, Managing Member                                        (18,804)           135,980
      Accounts payable, other                                                 (442,145)           (48,453)
      Unearned operating lease income                                           32,153             18,210
                                                                     ------------------ ------------------
Net cash provided by operating activities                                    2,165,844          2,512,024
                                                                     ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                                    (325,787)        (3,587,004)
Due from affiliate                                                           4,142,025                  -
Proceeds from sales of assets                                                   21,098                  -
Reduction of net investment in direct financing leases                         490,700            141,535
Payments of initial direct costs to Managing Member                           (184,972)          (558,747)
Payments received on notes receivable                                           81,260            129,878
Purchases of equipment on direct financing leases                                    -           (650,000)
                                                                     ------------------ ------------------
Net cash provided by (used in) investing activities                          4,224,324         (4,524,338)
                                                                     ------------------ ------------------

Financing activities:
Distributions to members                                                    (2,934,389)        (2,703,790)
Capital contributions received                                                       -         10,281,250
Payment of syndication costs to Managing Member                                      -         (1,287,841)
                                                                     ------------------ ------------------
Net cash (used in) provided by financing activities                         (2,934,389)         6,289,619
                                                                     ------------------ ------------------

Net increase in cash and cash equivalents                                    3,455,779          4,277,305

Cash and cash equivalents at beginning of period                            29,429,383         39,722,496
                                                                     ------------------ ------------------
Cash and cash equivalents at end of period                                 $32,885,162        $43,999,801
                                                                     ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                     $ 135,165           $ 84,512
                                                                     ================== ==================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


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

ATEL Financial Services, LLC ("AFS"), an affiliated entity, acts as the Managing Member of the Company.

Certain prior period amounts have been reclassified to conform to current period presentation.

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation /
                                                                              Amortization
                                                                               Expense or
                                           Balance                           Amortization of       Reclass-            Balance
                                        December 31,                        Direct Financing    ifications and        March 31,
                                            2003             Additions           Leases          Dispositions           2004
                                            ----             ---------           ------          ------------           ----
Net investment in operating
   leases                                   $43,443,437          $ 325,787       $ (2,058,727)        $ (100,729)       $41,609,768
Net investment in direct financing
   leases                                     6,357,227                  -           (490,700)                 -          5,866,527
Assets held for sale or lease, net
   of accumulated depreciation of
   $170,300 in 2004 and
   zero in 2003                                   5,160                  -                  -            151,396            156,556
Initial direct costs, net of
   accumulated amortization of
   $837,500 in 2004 and
   $675,238  in 2003                          2,251,375            184,972           (162,262)                 -          2,274,085
                                      ------------------ ------------------ ------------------ ------------------ ------------------
                                            $52,057,199          $ 510,759       $ (2,711,689)          $ 50,667        $49,906,936
                                      ================== ================== ================== ================== ==================

Operating leases:

Property on operating leases consists of the following:

                                            Balance                              Reclass-            Balance
                                         December 31,       Additions and     ifications and        March 31,
                                             2003           Depreciation       Dispositions           2004
                                             ----           ------------       ------------           ----
Mining                                    $   25,521,984      $           -    $             -       $ 25,521,984
Manufacturing                                 10,437,852                  -           (239,487)        10,198,365
Marine vessels                                11,200,000                  -                  -         11,200,000
Communications                                 3,033,933                  -                  -          3,033,933
Materials handling                             5,879,564            325,787             (1,013)         6,204,338
Office furniture                                 562,248                  -                  -            562,248
Natural gas compressors                          621,508                  -            (52,048)           569,460
                                       ------------------ ------------------ ------------------ ------------------
                                              57,257,089            325,787           (292,548)        57,290,328
Less accumulated depreciation                (13,813,652)        (2,058,727)           191,819        (15,680,560)
                                       ------------------ ------------------ ------------------ ------------------
                                          $   43,443,437      $  (1,732,940)   $      (100,729)      $ 41,609,768
                                       ================== ================== ================== ==================

The average assumed residual values for assets on operating leases were 28% at December 31, 2003 and at March 31, 2004.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists office furniture and materials handling equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                          $ 6,107,788
Estimated residual values of leased equipment (unguaranteed)         649,809
                                                               --------------
Investment in direct financing leases                              6,757,597
Less unearned income                                                (891,070)
                                                               --------------
Net investment in direct financing leases                        $ 5,866,527
                                                               ==============

All of the property on leases was acquired in 2001, 2002, 2003 and 2004.

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating          Financing
                                          Leases             Leases              Total
Nine months ending December 31, 2004       $ 6,993,655        $ 1,927,799        $ 8,921,454
       Year ending December 31, 2005         9,851,085          1,710,138         11,561,223
                                2006         8,247,762          1,162,042          9,409,804
                                2007         3,681,315            780,802          4,462,117
                                2008         1,646,561            414,840          2,061,401
                          Thereafter         1,154,256            112,167          1,266,423
                                     ------------------ ------------------ ------------------
                                           $31,574,634        $ 6,107,788        $37,682,422
                                     ================== ================== ==================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon an estimate of actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the companies serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4. Related party transactions (continued):

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2004               2003
                                                                                      ----               ----
Costs reimbursed to AFS                                                                 $ 171,297          $ 119,513
Asset management fees to AFS                                                              145,625            119,965
Selling commissions, equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital                                          -            976,719
Reimbursement of other syndication costs to AFS, deducted from
   Other Members' capital                                                                       -            311,122
                                                                                ------------------ ------------------
                                                                                        $ 316,922        $ 1,527,319
                                                                                ================== ==================


5.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $             -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                26,500,000
                                                               -----------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                               -----------------
Total outstanding balance                                       $    26,500,000
                                                               =================

Total available under the line of credit                        $    61,400,000
Total outstanding balance                                           (26,500,000)
                                                               -----------------
Remaining availability                                          $    34,900,000
                                                               =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2004.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


6. Member's capital:

As  of  March  31,  2004,   12,065,016  Units  ($120,650,160)  were  issued  and
outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Members.

The Company's Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS.


Distributions to the Other Members were as follows:

                                                       Three Months
                                                      Ended March 31,
                                                  2004               2003
                                                  ----               ----
Distributions                                 $ 2,714,310        $ 2,501,006
Weighted average number of Units outstanding   12,065,016         11,914,503
Weighted average distributions per Unit            $ 0.22             $ 0.21


7. Commitments:

At March 31, 2004, there were commitments to purchase lease assets totaling approximately $20,363,000.


8.  Credit facility:

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

As of March 31, 2004, the Company had not borrowed under the facility. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $135,165 and $84,512 during the three month periods ended March 31, 2004 and 2003, respectively, and are included in interest expense in the Company's statement of operations.

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

Capital Resources and Liquidity

During the first quarter of 2004, the Company's primary activity was engaging in equipment leasing and sales activities. During the first quarter of 2003, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. The Company's public offering of Limited Liability Company interests (Units) was completed as of January 15, 2003. As of that date, subscriptions for 12,065,266 Units ($120,652,660) had been received and accepted, including the initial member's 50 Units ($500). Until the Company's initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. As of March 31, 2004, 12,065,016 Units ($120,650,160) were issued and outstanding. Significant cash balances remain from the public offering of Units. This cash is available to fund leasing transactions in future periods.

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

The Company participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $             -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                26,500,000
                                                               -----------------
Total borrowings under the acquisition facility                      26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                               -----------------
Total outstanding balance                                       $    26,500,000
                                                               =================

Total available under the line of credit                        $    61,400,000
Total outstanding balance                                           (26,500,000)
                                                               -----------------
Remaining availability                                          $    34,900,000
                                                               =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members. At March 31, 2004, the Company had commitments to purchase lease assets totaling approximately $20,363,000. No other commitments of capital have been made.

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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2004.

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

AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of March 31, 2004, the Company had not borrowed under the facility. The program requires the Company to pay a standby fee equal to 0.3672% of the unused portion of the program. During the three month periods ended March 31, 2004 and 2003, the Company paid standby fees of $104,805 and $63,750, respectively.

Cash Flows

During the first quarters of 2004 and 2003, the Company's primary source of liquidity was the proceeds of its offering of Units which ended in January 2003.

In the first quarters of 2004 and 2003, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases accounted for as reductions in the Company's net investment in direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities in the first quarter of 2003. Cash from direct financing leases has increased from $141,535 in the three month period ended March 31, 2003 to $490,700 in the three month period ended March 31, 2004 as a result of lease asset acquisitions over the last year. In the first quarter of 2004, the Company received payment of asset sales proceeds ($4,142,025) that had been due from an affiliate as of December 31, 2003. In the first quarter of 2004, there was also a small amount of proceeds from sales of assets. Uses of cash for investing activities consisted of cash used to purchase operating (both 2004 and 2003) and direct financing (2003 only) lease assets, payments of initial direct costs associated with the lease asset purchases (both 2004 and 2003) and advances on notes receivable (2003 only).

There were no financing sources of cash in 2004. In the first quarter of 2003, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest of $10,281,250. In 2004, financing uses of cash consisted of distributions to the members. In 2003, financing uses of cash consisted of payments of syndication costs associated with the offering and making distributions to the members. The amounts of such distributions in 2004 increased compared to 2003 as a result of sales of Units in the first quarter of 2003. The increase resulted from the increase in the weighted average number of Units outstanding in the first quarter of 2004 (12,065,016 Units) compared to the same period in 2003 (11,914,503 Units).

Results of Operations

On February 21, 2001, the Company commenced operations. Operations resulted in net income of $190,480 in the quarter ended March 31, 2003 compared to a net loss of $376,410 in the quarter ended March 31, 2004. The Company's primary source of revenues is from operating leases. Depreciation of operating lease assets was $2,058,727 and $1,678,545 during the quarters ended March 31, 2004 and 2003, respectively, and is related to operating lease assets and thus, to operating lease revenues. Amortization of initial direct costs was $162,262 and $90,068 during the quarters ended March 31, 2004 and 2003, respectively. Amortization of initial direct costs has increased in 2004 compared to 2003 as a result of the acquisitions of equipment that have taken place over the last year. Depreciation and amortization are expected to increase in future periods as acquisitions continue.

Asset management fees were $145,625 and $119,965 for the quarters ended March 31, 2004 and 2003, respectively, and are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As additional assets are acquired, as lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense of $135,165 and $84,512 for the first quarters of 2004 and 2003, respectively, related primarily to maintaining the availability of the receivables funding facility established in August 2002.

In the first quarter of 2004, the Company provided $169,000 for doubtful accounts related to the default of a borrower (Photuris, Inc.) on a note receivable.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 2004 and 2003 as the Company continues to acquire significant amounts of lease assets.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2004, there was no outstanding balance on the floating interest rate line of credit.

Also, the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of March 31, 2004.

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

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member of the Company had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. During the first quarter of 2004 and since the end of the quarter, the Managing Member hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's accounting controls and procedures.

The Managing Member's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

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

Photuris, Inc.:

Photuris, a debtor of the Company, has ceased operations. As of this date, no legal action has been initiated against the debtor. The Company also owns Series C preferred stock of Photuris. The original cost of the stock was $190,158. The value of the stock has been written off. The Company also had a promissory note from Photuris for $300,000. The note has been written down to the expected value of the collateral (approximately $60,000).

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

      2.  Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(b) Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



                                   By: ATEL Financial Services LLC
                                       Managing Member of Registrant




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