Form 10-Q
period 2004-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2004-08-16
CIK 1125264

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the quarterly period ended June 30, 2004

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

The number of Limited Liability Company Units outstanding as of June 30, 2004 was 12,061,516.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, June 30, 2004 and December 31, 2003.

     Statements of Operations for the six and three month periods ended June 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

     Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

     Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS


                                               June 30,         December 31,
                                                 2004               2003
                                                 ----               ----
                                              (Unaudited)
Cash and cash equivalents                        $23,376,963        $29,429,383
Accounts receivable, net of allowance
   for  doubtful accounts of $26,668
   in 2004 and $13,000 in 2003                     1,119,188          1,323,526
Due from affiliate                                   469,838          4,142,025
Notes receivable                                   3,388,577            268,196
Other assets                                         186,070            310,158
Investments in leases                             52,942,274         52,057,199
                                           ------------------ ------------------
Total assets                                     $81,482,910        $87,530,487
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                 $ 495,871           $ 18,804
   Other                                              82,215            476,740

Deposits due to lessees                              177,433                  -
Unearned operating lease income                      205,451            128,928
                                           ------------------ ------------------
Total liabilities                                    960,970            624,472

Members' capital                                  80,521,940         86,906,015
                                           ------------------ ------------------
Total liabilities and Members' capital           $81,482,910        $87,530,487
                                           ================== ==================

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                      Six Months                           Three Months
                                                                    Ended June 30,                        Ended June 30,
                                                                    --------------                        --------------
                                                               2004               2003               2004               2003
                                                               ----               ----               ----               ----
Revenues:
Leasing activities:
   Operating leases                                            $ 5,014,182        $ 4,530,250        $ 2,512,091        $ 2,380,006
   Direct financing leases                                         293,015             57,791            139,222              9,012
   Gain on sales of assets                                          10,069            104,373                  -            104,373
Interest:
   Interest earned on cash deposits                                170,141            404,894             83,836            238,012
   Interest earned on notes receivable                              78,240            106,171             77,034             42,298
Other                                                              (13,517)            46,179            (16,849)            35,131
                                                         ------------------ ------------------ ------------------ ------------------
                                                                 5,552,130          5,249,658          2,795,334          2,808,832
Expenses:
Depreciation of operating lease assets                           4,141,587          3,597,453          2,082,860          1,918,909
Amortization of initial direct costs                               330,802            203,106            168,540            113,037
Cost reimbursements to Managing Member                             314,782            312,058            143,485            192,545
Asset management fees to Managing Member                           258,894            256,771            113,269            136,806
Interest expense                                                   250,343            166,803            115,178             82,291
Provision for doubtful accounts                                    192,000                  -             23,000                  -
Professional fees                                                  169,946             56,646             67,079             23,812
Impairment losses                                                   95,158             76,634                  -                  -
Franchise fees and state taxes                                      89,866             72,682             65,687             72,682
Other                                                              133,086             77,195             64,160             28,920
                                                         ------------------ ------------------ ------------------ ------------------
                                                                 5,976,464          4,819,348          2,843,258          2,569,002
                                                         ------------------ ------------------ ------------------ ------------------
Net (loss) income                                               $ (424,334)         $ 430,310          $ (47,924)         $ 239,830
                                                         ================== ================== ================== ==================

Net (loss) income:
   Managing Member                                               $ 501,017          $ 421,953          $ 280,938          $ 219,169
   Other Members                                                  (925,351)             8,357           (328,862)            20,661
                                                         ------------------ ------------------ ------------------ ------------------
                                                                $ (424,334)         $ 430,310          $ (47,924)         $ 239,830
                                                         ================== ================== ================== ==================

Net (loss) income per Limited Liability Company Unit                ($0.08)             $0.00             ($0.03)             $0.00

Weighted average number of Units outstanding                    12,063,266         11,994,974         12,061,516         12,074,561

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE SIX MONTH PERIOD ENDED
                                  JUNE 30, 2004
                                   (Unaudited)


                                                         Other Members                  Managing
                                                    Units             Amount             Member              Total
Balance December 31, 2002                            11,037,141        $88,816,997                $ -        $88,816,997
                                                                                                                       -
Capital contributions                                 1,028,125         10,281,250                  -         10,281,250
Less selling commissions to affiliates                        -           (976,719)                 -           (976,719)
Other syndication costs to affiliates                         -           (309,377)                 -           (309,377)
Limited Liability Company Units repurchased                (250)            (1,923)                 -             (1,923)
Distributions to Members                                      -        (10,633,086)          (862,142)       (11,495,228)
Net income (loss)                                             -           (271,127)           862,142            591,015
                                              ------------------ ------------------ ------------------ ------------------
Balance December 31, 2003                            12,065,016         86,906,015                  -         86,906,015

Rescissions of capital contributions                     (1,000)           (10,000)                 -            (10,000)
Limited liability company units repurchased              (2,500)           (22,750)                 -            (22,750)
Syndication costs recovered on rescission                     -              1,344                  -              1,344
Distributions to Members                                      -         (5,427,318)          (501,017)        (5,928,335)
Net income (loss)                                             -           (925,351)           501,017           (424,334)
                                              ------------------ ------------------ ------------------ ------------------
Balance June 30, 2004                                12,061,516        $80,521,940                $ -        $80,521,940
                                              ================== ================== ================== ==================






                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                      Six Months                           Three Months
                                                                    Ended June 30,                        Ended June 30,
                                                                    --------------                        --------------
                                                               2004               2003               2004               2003
                                                               ----               ----               ----               ----
Operating activities:
Net (loss) income                                               $ (424,334)         $ 430,310          $ (47,924)         $ 239,830
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Gain on sales of assets                                         (10,069)          (104,373)                 -           (104,373)
   Depreciation of operating lease assets                        4,141,587          3,597,453          2,082,860          1,918,909
   Amortization of initial direct costs                            330,802            203,106            168,540            113,037
   Provision for doubtful accounts                                 192,000                  -             23,000                  -
   Impairment losses                                                95,158             76,634                  -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                           12,338            114,848           (438,128)          (240,712)
      Due from Managing Member                                           -                  -             63,583                  -
      Other assets                                                 124,088             29,999             14,999             14,999
      Accounts payable, Managing Member                            477,067            121,431            495,871            (14,549)
      Accounts payable, other                                     (394,525)            (1,332)            47,620             47,121
      Deposits due to lessees                                      177,433                  -            177,433                  -
      Unearned operating lease income                               76,523             60,738             44,370             42,528
                                                         ------------------ ------------------ ------------------ ------------------
Net cash provided by operating activities                        4,798,068          4,528,814          2,632,224          2,016,790
                                                         ------------------ ------------------ ------------------ ------------------

                      ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                      Six Months                           Three Months
                                                                    Ended June 30,                        Ended June 30,
                                                                    --------------                        --------------
                                                               2004               2003               2004               2003
                                                               ----               ----               ----               ----

Investing activities:
Purchases of equipment on operating leases                      (4,604,049)        (8,779,071)        (4,278,262)        (5,192,067)
Due from affiliate                                               3,672,187                  -           (469,838)                 -
Note receivable advances                                        (3,406,496)                 -         (3,406,496)                 -
Purchases of equipment on direct financing leases               (1,121,599)          (615,949)        (1,121,599)            34,051
Reduction of net investment in direct financing
   leases                                                        1,014,747            138,425            524,047             (3,110)
Payments of initial direct costs to Managing
   Member                                                         (615,395)        (1,060,498)          (430,423)          (501,751)
Payments received on notes receivable                              129,261            281,376             48,001            151,498
Proceeds from sales of lease assets                                 40,597          1,087,663             19,499          1,087,663
                                                         ------------------ ------------------ ------------------ ------------------
Net cash used in investing activities                           (4,890,747)        (8,948,054)        (9,115,071)        (4,423,716)
                                                         ------------------ ------------------ ------------------ ------------------

Financing activities:
Distributions to Other Members                                  (5,427,318)        (5,204,092)        (2,713,008)        (2,703,086)
Distributions to Managing Member                                  (501,017)          (421,953)          (280,938)          (219,169)
Repurchase of limited liability company units                      (22,750)            (1,923)           (22,750)            (1,923)
Rescissions of capital contributions                               (10,000)                 -            (10,000)                 -
Syndication costs recovered on rescission                            1,344                  -              1,344                  -
Capital contributions received                                           -         10,281,250                  -                  -
Payment of syndication costs to Managing Member                          -         (1,329,030)                 -            (41,189)
                                                         ------------------ ------------------ ------------------ ------------------
Net cash (used in) provided by financing
   activities                                                   (5,959,741)         3,324,252         (3,025,352)        (2,965,367)
                                                         ------------------ ------------------ ------------------ ------------------

Net decrease in cash and cash equivalents                       (6,052,420)        (1,094,988)        (9,508,199)        (5,372,293)
Cash and cash equivalents at beginning of
   period                                                       29,429,383         39,722,496         32,885,162         43,999,801
                                                         ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                     $23,376,963        $38,627,508        $23,376,963        $38,627,508
                                                         ================== ================== ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                         $ 250,343          $ 166,803          $ 115,178           $ 82,291
                                                         ================== ================== ================== ==================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

The Company is in its acquisition phase and is making distributions on a monthly or quarterly basis.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation /
                                                                              Amortization
                                                                               Expense or
                                           Balance                           Amortization of       Reclass-            Balance
                                         December 31,                       Direct Financing    ifications and        June 30,
                                             2003            Additions           Leases          Dispositions           2004
                                             ----            ---------           ------          ------------           ----
Net investment in operating
   leases                                   $43,443,437        $ 4,604,049       $ (4,141,587)        $ (120,228)       $43,785,671
Net investment in direct financing
   leases                                     6,357,227          1,121,599         (1,014,747)                 -          6,464,079
Assets held for sale or lease, net
   of accumulated depreciation of
   $170,300 in 2004 and
   zero in 2003                                   5,160                  -                  -            151,396            156,556
Initial direct costs, net of
   accumulated amortization of
   $1,006,041 in 2004 and
   $675,238  in 2003                          2,251,375            615,395           (330,802)                 -          2,535,968
                                       ----------------- ------------------ ------------------ ------------------ ------------------
                                            $52,057,199        $ 6,341,043       $ (5,487,136)          $ 31,168        $52,942,274
                                       ================= ================== ================== ================== ==================

Net investment in operating leases:

Property on operating leases consists of the following:

                                     Balance                              Reclass-            Balance
                                  December 31,       Additions and     ifications and        June 30,
                                      2003           Depreciation       Dispositions           2004
                                      ----           ------------       ------------           ----
Mining                             $   25,521,984        $   417,280             $    -       $ 25,939,264
Marine vessels                         11,200,000                  -                  -         11,200,000
Manufacturing                          10,437,852            287,925             38,633         10,764,410
Materials handling                      5,879,564            817,484           (298,632)         6,398,416
Transportation                                  -          3,081,360                  -          3,081,360
Communications                          3,033,933                  -                  -          3,033,933
Natural gas compressors                   621,508                  -            (52,048)           569,460
Office furniture                          562,248                  -                  -            562,248
                                ------------------ ------------------ ------------------ ------------------
                                       57,257,089          4,604,049           (312,047)        61,549,091
Less accumulated depreciation         (13,813,652)        (4,141,587)           191,819       (17,763,420)
                                ------------------ ------------------ ------------------ ------------------
                                   $   43,443,437          $ 462,462         $ (120,228)      $ 43,785,671
                                ================== ================== ================== ==================

The average assumed residual values for assets on operating leases were 28% at December 31, 2003 and at June 30, 2004.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)

3. Investment in leases (continued):

Net investment in direct financing leases:

As of June 30, 2004, net investment in direct financing leases consists office furniture and materials handling equipment. The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                          $ 6,636,642
Estimated residual values of leased equipment (unguaranteed)         753,359
                                                              ---------------
Investment in direct financing leases                              7,390,001
Less unearned income                                                (925,922)
                                                              ---------------
Net investment in direct financing leases                        $ 6,464,079
                                                              ===============

All of the property on leases was acquired in 2001, 2002, 2003 and 2004.

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
    Year ending                         Operating          Financing
   December 31,                          Leases             Leases              Total
   ------------                          ------             ------              -----
Six months ending December 31, 2004       $ 5,379,350        $ 1,457,621        $ 6,836,971
      Year ending December 31, 2005        10,757,351          2,057,519         12,814,870
                               2006         9,161,747          1,471,497         10,633,244
                               2007         4,447,314            954,725          5,402,039
                               2008         2,318,473            530,524          2,848,997
                               2009         1,340,528            164,756          1,505,284
                         Thereafter           217,729                  -            217,729
                                    ------------------ ------------------ ------------------
                                          $33,622,492        $ 6,636,642        $40,259,134
                                    ================== ================== ==================


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 21%. The notes are secured by the equipment financed. As of June 30, 2004, the minimum future payments receivable are as follows:

                        Year ending
                        December 31,
 Six months ending December 31, 2004         $ 490,256
       Year ending December 31, 2005           874,713
                                2006           617,296
                                2007           447,024
                                2008           447,024
                                2009         1,818,006
                                     ------------------
                                             4,694,319
  Less portion representing interest        (1,305,742)
                                     ------------------
                                           $ 3,388,577
                                     ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


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

During the six and three month periods ended June 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                              Six Months                           Three Months
                                                            Ended June 30,                        Ended June 30,
                                                            --------------                        --------------
                                                       2004               2003               2004               2003
                                                       ----               ----               ----               ----
Costs reimbursed to AFS                                  $ 314,782          $ 312,058          $ 143,485          $ 192,545
Asset management fees to AFS                               258,894            256,771            113,269            136,806
Selling commissions (equal to 9.5% of the selling
   price of the Limited Liability Company units,
   deducted from Other Members' capital)                         -            976,719                  -                  -
Reimbursement of other syndication costs to
   AFS                                                           -            352,311                  -             41,189
                                                 ------------------ ------------------ ------------------ ------------------
                                                         $ 573,676        $ 1,897,859          $ 256,754          $ 370,540
                                                 ================== ================== ================== ==================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


6.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                 $              -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                           ------------------
Total borrowings under the acquisition facility                   18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                  -
                                                           ------------------
Total outstanding balance                                   $  18,000,000
                                                           ==================

Total available under the line of credit                    $     61,945,455
Total outstanding balance                                        (18,000,000)
                                                           ------------------
Remaining availability                                      $     43,945,455
                                                           ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2004.


7. Member's capital:

As of June 30, 2003, 12,061,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

                                                      Six Months                           Three Months
                                                    Ended June 30,                        Ended June 30,
                                                    --------------                        --------------
                                               2004               2003               2004               2003
                                               ----               ----               ----               ----
Distributions                                  $ 5,427,318        $ 5,204,092        $ 2,713,008        $ 2,703,086
Weighted average number of Units outstanding    12,063,266         11,994,974         12,061,516         12,074,561
Weighted average distributions per Unit             $ 0.45             $ 0.43             $ 0.22             $ 0.22

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


8.  Commitments:

As of June 30, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $32,973,000.


9.  Credit facility:

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

AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of June 30, 2004, the Company had not borrowed under the facility. The program requires the Company to pay an annual standby fee equal to 0.3672% of the unused portion of the program. During the six month periods ended June 30, 2004 and 2003, the Company paid standby fees of $197,625 and $131,042, respectively. During the three month periods ended June 30, 2004 and 2003, the Company paid standby fees of $92,820 and $67,292, respectively.

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

Capital Resources and Liquidity

During 2004 and 2003, the Company's primary activity was engaging in equipment leasing activities. Through January 15, 2003, the Company had received subscriptions for 12,065,266 Units ($120,652,660). The Company's offering was terminated as of that date. As of June 30, 2004, 12,061,516 Units ($120,615,160) were issued and outstanding.

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

The Company participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                 $              -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                           ------------------
Total borrowings under the acquisition facility                   18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                  -
                                                           ------------------
Total outstanding balance                                   $  18,000,000
                                                           ==================

Total available under the line of credit                    $     61,945,455
Total outstanding balance                                        (18,000,000)
                                                           ------------------
Remaining availability                                      $     43,945,455
                                                           ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members. At June 30, 2004, the Company had commitments to purchase lease assets totaling approximately $32,973,000. No other commitments of capital have been made.

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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2004.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. As of June 30, 2004, such commitments totaled approximately $32,973,000.

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

AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of June 30, 2004, the Company had not borrowed under the facility. The program requires the Company to pay an annual standby fee equal to 0.3672% of the unused portion of the program. During the six month periods ended June 30, 2004 and 2003, the Company paid standby fees of $197,625 and $131,042, respectively. During the three month periods ended June 30, 2004 and 2003, the Company paid standby fees of $92,820 and $67,292, respectively.

Cash Flows

During the first half of 2004, the Company's primary source of liquidity was operating lease rents and the uninvested proceeds of the public offering (which terminated in 2003). During the first half of 2003, the Company's primary source of liquidity was the proceeds of its offering of Units which ended January 2003.

In 2004 and 2003, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases accounted for as reductions in the Company's net investment in direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities in the first half of 2003. Cash from direct financing leases has increased from $138,425 in the six month period ended June 30, 2003 to $1,014,747 in the six month period ended June, 2004. Cash from direct financing leases has increased from ($3,110) in the three month period ended June 30, 2003 to $524,047 in the three month period ended June, 2004. The increases were a result of lease asset acquisitions over the last year. In the first half of 2004, the Company received payment of asset sales proceeds ($4,142,025) that had been due from an affiliate as of December 31, 2003. In the first half of 2004, there was also a small amount of proceeds from sales of assets. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases (2004 and 2003) and advances on notes receivable (2004 only).

There were no financing sources of cash in 2004. In the first half of 2003, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest of $10,281,250. In 2004, financing uses of cash consisted of distributions to the members, repurchases of Units and rescissions of capital contributions. In 2003, financing uses of cash consisted of payments of syndication costs associated with the offering and making distributions to the members. The amounts of such distributions in 2004 increased compared to 2003 as a result of sales of Units in the first quarter of 2003. The increase resulted from the increase in the weighted average number of Units outstanding in the first half of 2004 (12,063,266 Units - six months and 12,061,516 - three months) compared to the same period in 2003 (11,994,974 Units - six months and 12,074,561 - three months).

Results of operations

On February 21, 2001, the Company commenced operations. In 2003, operations resulted in net income of $430,310 for the six month period ended June 30 and $239,830 for the three month period then ended. In 2004, operations resulted in a net loss of $424,334 for the six month period ended June 30 and $47,924 for the three month period then ended. The Company's primary source of revenues is from operating leases.

Depreciation of operating lease assets was $4,141,587 and $3,597,453 during the six month periods ended June 30, 2004 and 2003, respectively. Depreciation of operating lease assets was $2,082,860 and $1,918,909 during the three month periods ended June 30, 2004 and 2003, respectively. Depreciation expense is related to operating lease assets and thus, to operating lease revenues. Amortization of initial direct costs was $330,802 and $203,106 during the six month periods ended June 30, 2004 and 2003, respectively. Amortization of initial direct costs was $168,540 and $113,037 during the three month periods ended June 30, 2004 and 2003, respectively. Amortization of initial direct costs has increased in 2004 compared to 2003 as a result of the acquisitions of equipment that have taken place over the last year. Depreciation and amortization are expected to increase in future periods as acquisitions continue.

Asset management fees were $258,894 and $256,771 for the six month periods ended June 30, 2004 and 2003, respectively. Asset management fees were $113,269 and $136,806 for the three month periods ended June 30, 2004 and 2003, respectively. Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As additional assets are acquired, as lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest  expense of $250,343 and $166,803 for the six month  periods ended June
30,  2004  and  2003,   respectively,   related  primarily  to  maintaining  the
availability of the receivables funding facility established in August 2002.

In the first quarter of 2004, the Company provided $169,000 for doubtful accounts related to the default of a borrower (Photuris, Inc.) on a note receivable.

Results of operations in future periods are expected to vary considerably from those of the first half of 2004 and 2003 as the Company continues to acquire significant amounts of lease assets.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2004, there was no outstanding balance on the floating interest rate line of credit.

Also, the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of June 30, 2004.

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

In September 2003, SAN defaulted on its note payable to the Company. Essentially all of the equipment financed was recovered and sold at auction in 2003. Assets remaining in inventory are carried at the estimated net realizable value of approximately $5,200. On December 22, 2003, SAN filed for protection under the Bankruptcy Act. The Company's remaining claims are unsecured. No amounts relating to the unsecured claims have been included in the financial statements of the Company as of December 31, 2003 or as of June 30, 2004.

Photuris, Inc.:

Photuris, a debtor of the Company, has ceased operations. As of this date, no legal action has been initiated against the debtor. The Company also owns Series C preferred stock of Photuris. The original cost of the stock was $190,158. The value of the stock has been written off in the first quarter of 2004. The Company also had a promissory note from Photuris for $300,000. The note has been written down to the expected value of the collateral (approximately $60,000) in the first quarter of 2004.

Item 2. Changes in Securities and Use of Proceeds

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

Date:
August 11, 2004

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



By: ATEL Financial Services, LLC
    Managing Member of Registrant




By: /s/ Dean L. Cash
    ------------------
    Dean L. Cash
    President and Chief Executive
    Officer of Managing Member




By: /s/ Paritosh K. Choksi
    -------------------------------------
    Paritosh K. Choksi
    Executive Vice President of
    Managing Member, Principal
    financial officer of registrant



By: /s/ Donald E.  Carpenter
    -------------------------------------
    Donald E. Carpenter
    Principal accounting
    officer of registrant