Form 10-Q
period 2004-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2004-11-15
CIK 1125264

Form 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended September 30, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

The number of Limited Liability Company Units outstanding as of September 30, 2004 was 12,058,516.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, September 30, 2004 and December 31, 2003.

     Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

     Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

     Notes to Financial Statements

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS


                                                                                          September 30,    December 31,
                                                                                              2004             2003
                                                                                              ----             ----
                                                                                           (Unaudited)
Cash and cash equivalents                                                                    $15,547,317    $ 29,429,383
Accounts receivable, net of allowance for doubtful accounts of $38,667 in 2004 and
   $13,000 in 2003                                                                               710,686       1,323,526
Due from affiliate                                                                                     -       4,142,025
Notes receivable                                                                               4,121,687         268,196
Other assets                                                                                     171,070         310,158
Investments in leases                                                                         57,735,563      52,057,199
                                                                                         ---------------- ---------------
Total assets                                                                                 $78,286,323    $ 87,530,487
                                                                                         ================ ===============


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                                                             $ 179,360        $ 18,804
   Other                                                                                          82,732         476,740

Deposits due to lessees                                                                          187,291               -
Unearned operating lease income                                                                  176,246         128,928
                                                                                         ---------------- ---------------
Total liabilities                                                                                625,629         624,472

Members' capital                                                                              77,660,694      86,906,015
                                                                                         ---------------- ---------------
Total liabilities and Members' capital                                                       $78,286,323    $ 87,530,487
                                                                                         ================ ===============

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                 Nine Months                      Three Months
                                                             Ended September 30,               Ended September 30,
                                                             -------------------               -------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----
Revenues:
Leasing activities:
   Operating leases                                        $ 7,836,301      $ 7,105,252      $ 2,822,119      $2,575,002
   Direct financing leases                                     451,417          148,133          158,402          90,342
   Gain on sales of assets                                      13,608          106,694            3,539           2,321
Interest:
   Interest earned on cash deposits                            223,709          468,676           53,568          63,782
   Interest earned on notes receivable                         202,206          139,969          123,966          33,798
Other                                                           (1,999)          82,821           11,518          36,642
                                                       ---------------- ---------------- ---------------- ---------------
                                                             8,725,242        8,051,545        3,173,112       2,801,887
Expenses:
Depreciation of operating lease assets                       6,515,295        5,671,618        2,373,708       2,074,165
Amortization of initial direct costs                           510,736          340,733          179,934         137,627
Cost reimbursements to Managing Member                         506,757          454,199          191,975         142,141
Asset management fees to Managing Member                       438,535          401,404          179,641         144,633
Interest expense                                               358,163          289,519          107,820         122,716
Provision for doubtful accounts                                204,000          250,000           12,000         250,000
Professional fees                                              186,945           70,749           16,998          14,103
Impairment losses                                               95,158           76,634                -               -
Franchise fees and state taxes                                  91,620           72,682            1,754               -
Insurance                                                       23,430           97,780           23,344          97,780
Other                                                          205,773          149,582           72,771          72,387
                                                       ---------------- ---------------- ---------------- ---------------
                                                             9,136,412        7,874,900        3,159,945       3,055,552
                                                       ---------------- ---------------- ---------------- ---------------
Net income (loss)                                           $ (411,170)       $ 176,645         $ 13,167      $ (253,665)
                                                       ================ ================ ================ ===============

Net income (loss):
   Managing Member                                           $ 660,055        $ 642,048        $ 159,038       $ 220,095
   Other Members                                            (1,071,225)        (465,403)        (145,871)       (473,760)
                                                       ---------------- ---------------- ---------------- ---------------
                                                            $ (411,170)       $ 176,645         $ 13,167      $ (253,665)
                                                       ================ ================ ================ ===============

Net loss per Limited Liability Company Unit                     ($0.09)          ($0.04)          ($0.01)         ($0.04)

Weighted average number of Units outstanding                12,061,766       12,021,795       12,058,516      12,065,016

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                                                Other Members               Managing
                                                            Units           Amount           Member           Total
Balance December 31, 2002                                   11,037,141      $88,816,997              $ -    $ 88,816,997

Capital contributions                                        1,028,125       10,281,250                -      10,281,250
Less selling commissions to affiliates                               -         (976,719)               -        (976,719)
Other syndication costs to affiliates                                -         (309,377)               -        (309,377)
Limited Liability Company Units repurchased                       (250)          (1,923)               -          (1,923)
Distributions to Members                                             -      (10,633,086)        (862,142)    (11,495,228)
Net income (loss)                                                    -         (271,127)         862,142         591,015
                                                       ---------------- ---------------- ---------------- ---------------
Balance December 31, 2003                                   12,065,016       86,906,015                -      86,906,015

Rescissions of capital contributions                            (1,000)         (10,000)               -         (10,000)
Limited liability company units repurchased                     (5,500)         (46,093)               -         (46,093)
Syndication costs recovered on rescission                            -            1,344                -           1,344
Syndication costs reimbursed                                         -           21,340                -          21,340
Distributions to Members                                             -       (8,140,687)        (660,055)     (8,800,742)
Net income (loss)                                                    -       (1,071,225)         660,055        (411,170)
                                                       ---------------- ---------------- ---------------- ---------------
Balance September 30, 2004                                  12,058,516      $77,660,694              $ -    $ 77,660,694
                                                       ================ ================ ================ ===============






                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                 Nine Months                      Three Months
                                                             Ended September 30,               Ended September 30,
                                                             -------------------               -------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----
Operating activities:
Net income (loss)                                           $ (411,170)       $ 176,645         $ 13,167      $ (253,665)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Gain on sales of assets                                     (13,608)        (106,694)          (3,539)         (2,321)
   Depreciation of operating lease assets                    6,515,295        5,671,618        2,373,708       2,074,165
   Amortization of initial direct costs                        510,736          340,733          179,934         137,627
   Provision for doubtful accounts                             204,000          250,000           12,000         250,000
   Impairment losses                                            95,158           76,634                -               -
   Changes in operating assets and liabilities:
      Accounts receivable                                      408,840          394,071          396,501         279,223
      Other assets                                             139,088           44,999           15,000          15,000
      Accounts payable, Managing Member                        160,556         (308,305)        (316,512)       (429,736)
      Accounts payable, other                                 (394,008)         (19,204)             517         (17,872)
      Deposits due to lessees                                  187,291                -            9,858               -
      Unearned operating lease income                           47,318          164,470          (29,205)        103,732
                                                       ---------------- ---------------- ---------------- ---------------
Net cash provided by operating activities                    7,449,496        6,684,967        2,651,429       2,156,153
                                                       ---------------- ---------------- ---------------- ---------------

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                 Nine Months                      Three Months
                                                             Ended September 30,               Ended September 30,
                                                             -------------------               -------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----

Investing activities:
Purchases of equipment on operating leases                 (10,257,100)     (10,731,246)      (5,653,051)     (1,952,175)
Due from affiliate                                           4,142,025                -          469,838               -
Note receivable advances                                    (4,405,267)         (46,196)        (998,771)        (46,196)
Purchases of equipment on direct financing leases           (2,998,913)      (4,693,865)      (1,877,315)     (4,077,916)
Reduction of net investment in direct financing
   leases                                                    1,701,063          417,345          686,316         278,920
Payments of initial direct costs to Managing
   Member                                                   (1,124,739)      (1,462,748)        (509,344)       (402,250)
Payments received on notes receivable                          394,922          445,249          265,661         163,873
Proceeds from sales of lease assets                             50,598        1,107,143           10,001          19,480
                                                       ---------------- ---------------- ---------------- ---------------
Net cash used in investing activities                      (12,497,411)     (14,964,318)      (7,606,665)     (6,016,264)
                                                       ---------------- ---------------- ---------------- ---------------

Financing activities:
Distributions to Other Members                              (8,140,687)      (7,918,514)      (2,713,369)     (2,714,422)
Distributions to Managing Member                              (660,055)        (642,048)        (159,038)       (220,095)
Repurchase of limited liability company units                  (46,093)          (1,923)         (23,343)              -
Rescissions of capital contributions                           (10,000)               -                -               -
Syndication costs recovered on rescission                        1,344                -                -               -
Syndication costs reimbursed                                    21,340                            21,340
Capital contributions received                                       -       10,281,250                -               -
Payment of syndication costs to Managing Member                      -       (1,286,096)               -          42,934
                                                       ---------------- ---------------- ---------------- ---------------
Net cash (used in) provided by financing
   activities                                               (8,834,151)         432,669       (2,874,410)     (2,891,583)
                                                       ---------------- ---------------- ---------------- ---------------

Net decrease in cash and cash equivalents                  (13,882,066)      (7,846,682)      (7,829,646)     (6,751,694)
Cash and cash equivalents at beginning of
   period                                                   29,429,383       39,722,496       23,376,963      38,627,508
                                                       ---------------- ---------------- ---------------- ---------------
Cash and cash equivalents at end of period                 $15,547,317      $31,875,814      $15,547,317    $ 31,875,814
                                                       ================ ================ ================ ===============

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 358,163        $ 289,519        $ 107,820       $ 122,716
                                                       ================ ================ ================ ===============

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                        Depreciation /
                                                                         Amortization
                                                                          Expense or
                                         Balance                        Amortization of     Reclass-         Balance
                                      December 31,                      Direct Financing ifications and   September 30,
                                          2003            Additions         Leases        Dispositions         2004
                                          ----            ---------         ------        ------------         ----
Net investment in operating
   leases                                $ 43,443,437      $10,257,100     $ (6,515,295)      $ (126,690)   $ 47,058,552
Net investment in direct financing
   leases                                   6,357,227        2,998,913       (1,701,063)               -       7,655,077
Assets held for sale or lease, net
   of accumulated depreciation of
   $170,300 in 2004 and
   zero in 2003                                 5,160                -                -          151,396         156,556
Initial direct costs, net of
   accumulated amortization of
   $1,185,975 in 2004 and
   $675,238  in 2003                        2,251,375        1,124,739         (510,736)               -       2,865,378
                                    ------------------ ---------------- ---------------- ---------------- ---------------
                                         $ 52,057,199      $14,380,752     $ (8,727,094)        $ 24,706    $ 57,735,563
                                    ================== ================ ================ ================ ===============

Net investment in operating leases:

Property on operating leases consists of the following:

                                   Balance                          Reclass-         Balance
                                December 31,     Additions and   ifications and   September 30,
                                    2003         Depreciation     Dispositions         2004

Mining                           $  25,521,984      $   575,937       $        -    $ 26,097,921
Marine vessels                      11,200,000                -                -      11,200,000
Manufacturing                       10,437,852        2,570,179           38,633      13,046,664
Materials handling                   5,879,564        3,676,354         (322,099)      9,233,819
Transportation                               -        3,081,360                -       3,081,360
Communications                       3,033,933                -                -       3,033,933
Natural gas compressors                621,508                -          (52,048)        569,460
Furniture and Equipment                562,248          353,270                -         915,518
                               ---------------- ---------------- ---------------- ---------------
                                    57,257,089       10,257,100         (335,514)     67,178,675
Less accumulated depreciation      (13,813,652)      (6,515,295)         208,824     (20,120,123)
                               ---------------- ---------------- ---------------- ---------------
                                 $  43,443,437     $  3,741,805      $  (126,690)    $ 47,058,552)
                               ================ ================ ================ ===============

The average assumed residual values for assets on operating leases were 28% at December 31, 2003 and 27% at September 30, 2004.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)

3. Investment in leases (continued):

Net investment in direct financing leases:

As of September 30, 2004, net investment in direct financing leases consists of office furniture and materials handling equipment. The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                             $ 7,724,007
Estimated residual values of leased equipment (unguaranteed)            919,338
                                                                ----------------
Investment in direct financing leases                                 8,643,345
Less unearned income                                                   (988,268)
                                                                ----------------
Net investment in direct financing leases                           $ 7,655,077
                                                                ================

All of the property on leases was acquired in 2001, 2002, 2003 and 2004.

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                          Year ending     Operating        Financing
                         December 31,      Leases           Leases            Total

Three months ending December 31, 2004   $    2,438,232     $    840,394      $ 3,278,626
        Year ending December 31, 2005       11,416,214        2,501,316       13,917,530
                                 2006        9,818,423        1,915,294       11,733,717
                                 2007        4,945,912        1,311,613        6,257,525
                                 2008        2,650,343          830,712        3,481,055
                                 2009        1,542,137          324,678        1,866,815
                           Thereafter          235,265                -          235,265
                                       ---------------- ---------------- ----------------
                                           $33,046,526      $ 7,724,007      $40,770,533
                                       ================ ================ ================


4.  Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of September 30, 2004, the minimum future payments receivable are as follows:

                                   Year ending
                                  December 31,
         Three months ending December 31, 2004   $      344,198
                 Year ending December 31, 2005        1,367,186
                                          2006          983,967
                                          2007          535,210
                                          2008          447,024
                                          2009        1,818,006
                                                ----------------
                                                      5,495,591
            Less portion representing interest       (1,373,904)
                                                ----------------
                                                    $ 4,121,687
                                                ================

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Company based upon an estimate of actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

During the nine and three month periods ended September 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                 Nine Months                      Three Months
                                                             Ended September 30,               Ended September 30,
                                                             -------------------               -------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----
Payments of initial direct costs to AFS                    $ 1,124,739      $ 1,462,748        $ 509,344       $ 402,250
Costs reimbursed to AFS                                        506,757          454,199          191,975         142,141
Asset management fees to AFS                                   438,535          401,404          179,641         144,633
Reimbursements of other payments made by
   the Managing Member on behalf of the Company                342,984          264,898           85,368         138,618
Selling commissions (equal to 9.5% of the selling
   price of the Limited Liability Company units,
   deducted from Other Members' capital)                             -          976,719                -               -
Reimbursement of other syndication costs to
   AFS                                                         (22,684)         309,377          (21,340)        (42,934)
                                                       ---------------- ---------------- ---------------- ---------------
                                                           $ 2,390,331      $ 3,869,345        $ 944,988       $ 784,708
                                                       ================ ================ ================ ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


6.  Financing arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement            $  70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                                 ---------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               (14,300,000)
                                                                 ---------------
Total remaining available under the acquisition and
   warehouse facilities                                           $  52,890,909
                                                                 ===============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2004.


7. Member's capital:

As of September 30, 2004, 12,058,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

                                                     Nine Months                      Three Months
                                                 Ended September 30,               Ended September 30,
                                                 -------------------               -------------------
                                                2004             2003             2004             2003
                                                ----             ----             ----             ----
Distributions                                  $ 8,140,687      $ 7,918,514      $ 2,713,369      $2,714,422
Weighted average number of Units outstanding    12,061,766       12,021,795       12,058,516      12,065,016
Weighted average distributions per Unit             $ 0.67           $ 0.66           $ 0.23          $ 0.22

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


8.  Commitments:

As of September 30, 2004, the Company had outstanding commitments to purchase lease equipment totaling approximately $53,407,000.


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

AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of September 30, 2004, the Company had not borrowed under the facility. The program requires the Company to pay an annual standby fee equal to 0.3672% of the unused portion of the program. During the nine month periods ended September 30, 2004 and 2003, the Company paid standby fees of $290,445 and $195,500, respectively. During the three month periods ended September 30, 2004 and 2003, the Company paid standby fees of $92,820 and $64,458, respectively.

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

Capital Resources and Liquidity

During 2004 and 2003, the Company's primary activity was engaging in equipment leasing activities. Through January 15, 2003, the Company had received subscriptions for 12,065,266 Units ($120,652,660). The Company's offering was terminated as of that date. As of September 30, 2004, 12,058,516 Units ($120,585,160) were issued and outstanding.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement            $  70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                                 ---------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Company under the acquisition facility                -
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               (14,300,000)
                                                                 ---------------
Total remaining available under the acquisition and
   warehouse facilities                                           $  52,890,909
                                                                 ===============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members. At September 30, 2004, the Company had commitments to purchase lease assets totaling $53,407,000. No other commitments of capital have been made.

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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2004.

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

AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of September 30, 2004, the Company had not borrowed under the facility. The program requires the Company to pay an annual standby fee equal to 0.3672% of the unused portion of the program. During the nine month periods ended September 30, 2004 and 2003, the Company paid standby fees of $290,445 and $195,500, respectively. During the three month periods ended September 30, 2004 and 2003, the Company paid standby fees of $92,820 and $64,458, respectively.

Cash Flows

During the first three quarters of 2004, the Company's primary source of liquidity was operating lease rents and the uninvested proceeds of the public offering (which terminated in 2003). During the first three quarters of 2003, the Company's primary source of liquidity was the proceeds of its offering of Units which ended January 2003.

In 2004 and 2003, the primary source of cash from operations was rents from operating leases.

Rents from direct financing leases accounted for as reductions in the Company's net investment in direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities in the first nine months of 2003. Cash from direct financing leases increased from $417,345 in the nine month period ended September 30, 2003 to $1,701,063 in the nine month period ended September, 2004. Cash from direct financing leases has increased from $278,920 in the three month period ended September 30, 2003 to $686,316 in the three month period ended September, 2004. The increases were a result of lease asset acquisitions over the last year.

In the first three quarters of 2004, the Company received asset sales proceeds ($4,142,025) that had been due from an affiliate as of December 31, 2003. Proceeds from sales of lease assets for the nine month period in 2004 were $50,598, as compared to $1,107,143 in the comparable period in 2003. Proceeds from asset sales were not significant during the three month periods ended September 30, 2004 and 2003. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable in both years.

There were no significant financing sources of cash in 2004. In the first three quarters of 2003, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest of $10,281,250. In 2004, financing uses of cash consisted of distributions to the members, repurchases of Units and rescissions of capital contributions. In 2004, financing uses of cash consisted of payments of syndication costs associated with the offering and making distributions to the members. The amounts of such distributions in 2004 increased compared to 2003 as a result of sales of Units in the first quarter of 2003. The increase resulted from the increase in the weighted average number of Units outstanding in the first three quarters of 2004 (12,061,766 Units - nine months and 12,058,516 - three months) compared to the same period in 2003 (12,021,795 Units - nine months and 12,065,016 - three months).

Results of operations

On February 21, 2001, the Company commenced operations. In 2003, operations resulted in net income of $176,645 for the nine month period ended September 30 and net loss of $253,665 for the three month period then ended. In 2004, operations resulted in a net loss of $411,170 for the nine month period ended September 30 and net income of $13,167 for the three month period then ended. The Company's primary source of revenues is from operating leases.

Depreciation of operating lease assets was $6,515,295 and $5,671,618 during the nine month periods ended September 30, 2004 and 2003, respectively. Depreciation of operating lease assets was $2,373,708 and $2,074,165 during the three month periods ended September 30, 2004 and 2003, respectively. Depreciation expense is related to operating lease assets and thus, to operating lease revenues. Amortization of initial direct costs was $510,736 and $340,733 during the nine month periods ended September 30, 2004 and 2003, respectively. Amortization of initial direct costs was $179,934 and $137,627 during the three month periods ended September 30, 2004 and 2003, respectively. Amortization of initial direct costs and depreciation expense have increased in 2004 compared to 2003 as a result of the acquisitions of equipment that have taken place over the last year. Depreciation and amortization are expected to increase in future periods as acquisitions continue.

Asset management fees were $438,535 and $401,404 for the nine month periods ended September 30, 2004 and 2003, respectively. Asset management fees were $179,641 and $144,633 for the three month periods ended September 30, 2004 and 2003, respectively. Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As additional assets are acquired, as lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense of $358,163 and $289,519 for the nine month periods ended September 30, 2004 and 2003, respectively, related primarily to maintaining the availability of the receivables funding facility established in August 2002.

In the first quarter of 2004, the Company provided $169,000 for doubtful accounts related to the default of a borrower (Photuris, Inc.) on a note receivable. The Company has provided for an additional allowance for doubtful accounts, related to other accounts receivable, in the amounts of $23,000 and $12,000 for the quarters ending June 30 and September 30, 2004, respectively.

Results of operations in future periods are expected to vary considerably from those of the first three quarters of 2004 and 2003 as the Company continues to acquire significant amounts of lease assets.


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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2004, there was no outstanding balance on the floating interest rate line of credit.

Also, the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility as of September 30, 2004.

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

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member of the Company had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. During and since the first quarter of 2004, the Managing Member hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's accounting controls and procedures.

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

In September 2003, SAN defaulted on its note payable to the Company. Essentially all of the equipment financed was recovered and sold at auction in 2003. Assets remaining in inventory are carried at the estimated net realizable value of approximately $5,200. On December 22, 2003, SAN filed for protection under the Bankruptcy Act. The Company's remaining claims are unsecured. No amounts relating to the unsecured claims have been included in the financial statements of the Company as of December 31, 2003 or as of September 30, 2004.

Photuris, Inc.:

Photuris, a debtor of the Company, has ceased operations. As of this date, no legal action has been initiated against the debtor. The Company also owns Series C preferred stock of Photuris. The original cost of the stock was $190,158. The value of the stock was written off in the first quarter of 2004. The Company also had a promissory note from Photuris for $300,000. The note has been written down to the expected value of the collateral (approximately $60,000) in the first quarter of 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits.

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

Date:
November 11, 2004

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)



   By: ATEL Financial Services, LLC
       Managing Member of Registrant




   By: /s/ Dean L. Cash
       ------------------
       Dean L. Cash
       President and Chief Executive
       Officer of Managing Member




   By: /s/ Paritosh K. Choksi
       ------------------------------------
       Paritosh K. Choksi
       Executive Vice President of
       Managing Member, Principal
       financial officer of registrant



   By: /s/ Donald E.  Carpenter
       ------------------------------------
       Donald E. Carpenter
       Principal accounting
       officer of registrant