Form 10-K
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2005-03-30
CIK 1125264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                    |X| Annual report pursuant to section 13
                        or 15(d) of the Securities  Exchange
                        Act of 1934 (fee  required)  For the
                        Year Ended December 31, 2004
                                       OR
                    |_| Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934 (no fee required)
                        For the transition period from ____ to ____

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

The number of Limited Liability Company Units outstanding as of December 31, 2004 was 12,058,516.

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

As of  December  31,  2004,  12,058,516  Units  ($120,585,160)  were  issued and outstanding.

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

As of December 31, 2004, the Company had purchased equipment with a total acquisition price of $118,038,701. The Company has also invested $8,076,060 in notes receivable.

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

During 2004, 2003 and 2002, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                             Type of Equipment          2004   2003   2002
Basin Electric                     Walking dragline           14%    14%    23%
Graham Offshore Inc.               Off shore supply vessels   10%    11%    17%
General Electric Aircraft Engines  Machine tools               *     15%    11%


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

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2004 and the industries to which the assets have been leased.

                        Purchase Price Excluding           Percentage of Total
Asset Types                  Acquisition Fees                 Acquisitions
Mining equipment                $40,453,233                          34.27%
Materials handling               27,459,946                          23.26%
Manufacturing                    21,328,915                          18.07%
Marine vessels                   11,200,000                           9.49%
Communications                    7,156,818                           6.06%
Office automation                 4,037,055                           3.42%
Aircraft                          2,680,000                           2.27%
Furniture and fixtures            2,363,419                           2.00%
Natural gas compressors             696,451                           0.59%
Test Equipment                      662,866                           0.56%
                             ---------------                 ---------------
                               $118,038,701                         100.00%
                             ===============                 ===============

                        Purchase Price Excluding           Percentage of Total
Industry of Lessee           Acquisition Fees                 Acquisitions
Manufacturing                   $47,322,281                          40.09%
Mining                           29,137,836                          24.68%
Electric utilities               11,315,397                           9.59%
Marine transportation            11,200,000                           9.49%
Communications                    7,016,446                           5.94%
Health Services                   4,411,028                           3.74%
Land Transportation               3,081,360                           2.61%
Air transportation                2,680,000                           2.27%
Retail                            1,177,902                           1.00%
Oil and gas                         696,451                           0.59%
                             ---------------                 ---------------
                               $118,038,701                         100.00%
                             ===============                 ===============

Through December 31, 2004, the Company has disposed of certain leased assets as set forth below:

                                                                 Excess of
 Asset                          Original                         Rents Over
 Types                       Equipment Cost     Sale Price       Expenses *
     Manufacturing              $ 5,633,271      $ 5,205,964      $ 1,518,072
     Test equipment               1,454,642           74,807        1,837,570
     Office automation            1,273,682          781,101          629,794
     Furnitures and fixtures        169,601                -          204,860
     Other                          173,833          116,988          145,407
                             ---------------  ---------------  ---------------
                                $ 8,705,029      $ 6,178,860      $ 4,335,703
                             ===============  ===============  ===============

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Company's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


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

In September 2003, SAN defaulted on its note payable to the Company. Essentially all of the equipment financed was recovered and sold at auction in 2003. Assets remaining in inventory are carried at the estimated net realizable value of approximately $5,200. On December 22, 2003, SAN filed for protection under the Bankruptcy Act. The Company's remaining claims are unsecured. No amounts relating to the unsecured claims have been included in the financial statements of the Company as of December 31, 2003 and 2004.

Photuris, Inc.:

Photuris, a debtor of the Company, has ceased operations. As of this date, no legal action has been initiated against the debtor. The Company also owns Series C preferred stock of Photuris. The original cost of the stock was $190,158. The value of the stock was written off in the first quarter of 2004. The Company also had a promissory note from Photuris for $300,000. The note has been written down completely during the year ended December 31, 2004.. The Company received $44,986 on November 30, 2004, as its share of the proceeds of funds due to the secured creditors. The Company still retains an unsecured claim.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 3,211 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2004 operations was $0.075 per Unit for January through December 2004. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distributions paid in April, July, October 2004 and January 2005 was $0.225 per Unit. Distributions were from 2004 cash flows from operations.

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

The following table presents summarized information regarding distributions to members other than the Managing Member ("Other Members"):

                                                                   2004            2003            2002             2001
Net (loss) income per Unit, based on weighted
   average Units outstanding                                         $ (0.09)        $ (0.02)         $ 0.02           $ 0.22
Return of investment                                                    0.99            0.90            0.81             0.34
                                                              --------------- --------------- ---------------  ---------------
Distributions per Unit, based on weighted average
   Units outstanding                                                    0.90            0.88            0.83             0.56
Differences due to timing of distributions                                 -            0.02            0.07             0.17
                                                              --------------- --------------- ---------------  ---------------
Actual distribution rates, per Unit                                   $ 0.90          $ 0.90          $ 0.90           $ 0.73
                                                              =============== =============== ===============  ===============



Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

                                                   2004            2003            2002            2001             2000
Gross revenues                                   $12,727,300     $11,531,560     $ 7,073,495     $ 3,393,685              $ -
Net (loss) income                                 $ (259,142)      $ 591,015       $ 603,150       $ 584,176              $ -
Weighted average Units outstanding                12,062,469      12,035,095       7,280,533       2,167,171               50
Net (loss) income allocated to                  $ (1,139,191)     $ (271,127)      $ 115,396       $ 485,897              $ -
     Other Members
Net (loss) income per Unit, based on
    weighted average Units outstanding               $ (0.09)        $ (0.02)         $ 0.02          $ 0.22              $ -
Distributions per Unit, based on weighted
   average Units outstanding                          $ 0.90          $ 0.88          $ 0.83          $ 0.56              $ -
Total Assets                                     $92,795,879     $87,530,487     $89,419,224     $36,828,411            $ 600
Total Members' Capital                           $74,879,479     $86,906,015     $88,816,997     $36,550,603            $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $  75,000,000
Term loan to AFS as of December 31, 2004                                            (2,027,636)
                                                                                ---------------
Total available under the acquisition and warehouse facilities                      72,972,364

Amount  borrowed  by the Company  under the  acquisition  facility                 (17,000,000)
Amounts  borrowed by affiliated  partnerships  and limited  liability  companies under the
     acquisition facility                                                          (13,500,000)
                                                                                ---------------
Total remaining available under the acquisition and warehouse facilities         $  42,472,364
                                                                                ===============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.

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

In August 2002, the Company established a $102 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As of December 31, 2004 the Company had no borrowings under this program.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $385,000 and $238,000 in 2004 and 2003, respectively, and are included in interest expense in the Company's statement of operations.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2004, the Company had commitments to purchase lease assets totaling approximately $23,043,690.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of February 2001. The distribution was made in April 2001 and additional distributions have been consistently made through December 2004.

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

Cash Flows

2004 vs. 2003:

In both 2004 and 2003, our primary source of cash from operations was rents from operating leases. Cash flows from operations increased from $8,661,683 in 2003 to $9,561,426 in 2004, an increase of $899,743. The increase is largely the result of increases in operating lease revenues. Operating lease rents increased from $9,762,725 in 2003 to $11,490,794 in 2004, an increase of $1,728,069.
Offsetting this increase is a decline of $689,178 in gain on sale of assets from a gain of $658,865 in 2003 to a loss of $30,313 in 2004.

In 2004 and 2003, usages of cash from investing activities consisted of purchases of equipment on operating leases and advances on notes receivable. The amounts of purchases of equipment on operating leases increased from $11,777,539 in 2003 to $38,395,198 in 2004, an increase of $26,617,659. At December 31,
2003, the Company had a receivable from an affiliate of $4,142,025 with respect to the sale of certain assets. This was subsequently paid off in 2004. The sale was part of a larger sale of assets to a third party. Advances in notes receivables leases increased from $46,196 in 2003 to $5,410,320 in 2004, an increase of $5,364,124. Proceeds from sale of lease assets decreased from $5,370,886 in 2003 to $95,571 in 2004. The primary equipment types sold include test equipment, manufacturing, furnitures and fixtures, and computers.

In 2004, the main source of cash from financing activities was the borrowings under the line of credit of $17,000,000. In 2003, our only source of cash from financing activities was the proceeds of $10,281,250 from the public offering of the Company's Units. The offering was concluded in January 2003. We used cash from the public offering proceeds in 2003 to pay the costs of the offering in the amount of $1,286,096, which was absent in 2004. In 2004, the borrowings under the line of credit were used to acquire additional lease assets.

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

Results of Operations

As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2004, the results of operations in 2004, 2003 and 2002 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                                   2004            2003
            Manufacturing                          36%             40%
            Mining                                 26%             17%
            Electric utilities                     15%             23%
            Marine transportation                  11%             17%

2004 vs. 2003:

Operations in 2004 and 2003 resulted in a net loss of $259,142 and a net income of $591,015, respectively. Our primary source of revenues is rents from operating leases. We are continuing to acquire additional lease assets. As a result of our acquisitions, our operating leases revenues increased from $9,762,725 in 2003 to $11,490,794 in 2004, an increase of $1,728,069.

Our largest expense is depreciation. It is directly related to operating lease assets and the revenues we earn on them. Our continued acquisitions of these assets has led to the increases in revenues we noted above and to the increase in depreciation expense from $7,798,332 in 2003 to $9,477,669 in 2004, an increase of $1,679,337. In additon, amortization of initial direct costs increased from $491,376 in 2003 to $728,843 in 2004, an increase of $237,467.

In 2004, we provided $293,868 for losses and doubtful accounts, which was $202,479 less than 2003. The amounts provided related to marketable securities available for sale $95,158; asset held for lease or sale $16,710; and notes receivable $170,000. In 2003, we provided $496,347 for losses and doubtful accounts. The amounts provided related to assets held for lease or sale $61,712; marketable securities available for sale, included in other assets in the balance sheet $95,000; accounts receivable $13,000; and notes receivable $326,635.

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

The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives in 2004, 2003 or 2002.
However, the Company expects to enter into interest rate swap agreements in future periods.

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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


The company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2004, there was an outstanding balance of $17,000,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 4.18% to 5.25%.

Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility through December 31, 2004.

In general, it is anticipated that these swap agreements will eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 28.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003



                                                     2004             2003
                                     ASSETS


Cash and cash equivalents                          $ 1,779,803      $29,429,383

Due from affiliate                                       8,815        4,142,025

Accounts receivable, net of allowance for
   doubtful accounts of $16,667 in 2004
   $13,000 in 2003                                   1,782,230        1,323,526

Notes receivable                                     4,857,778          268,196

Other assets                                           858,464          310,158

Investment in equipment and leases                  83,508,789       52,057,199
                                                ---------------  ---------------
                                                   $92,795,879      $87,530,487
                                                ===============  ===============


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                   $ 196,718         $ 18,804
   Other                                                86,740          476,740

Accrued interest expense                                35,880                -

Deposits due lessees                                   131,017                -

Line of credit obligation                           17,000,000                -

Unearned operating lease income                        466,045          128,928
                                                ---------------  ---------------
Total liabilities                                   17,916,400          624,472

Total Members' capital                              74,879,479       86,906,015
                                                ---------------  ---------------
Total liabilities and Members' capital             $92,795,879      $87,530,487
                                                ===============  ===============


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


Revenues:                                                                          2004            2003             2002
   Leasing activities:
      Operating leases                                                           $11,490,794     $ 9,762,725      $ 6,269,908
      Direct financing leases                                                        605,277         315,801          114,980
      Gain (loss) on sales of assets                                                 (30,313)        658,865          107,353
      Gain on securities sales and foreign exchange                                   64,966               -                -
Interest                                                                             591,984         741,634          579,486
Other                                                                                  4,592          52,535            1,768
                                                                              --------------- ---------------  ---------------
                                                                                  12,727,300      11,531,560        7,073,495
Expenses:
Depreciation of operating lease assets                                             9,477,669       7,798,332        5,019,123
Asset management fees to Managing Member                                             620,104         686,013          264,322
Cost reimbursements to Managing Member                                               680,045         627,320          343,120
Provision for losses and doubtful accounts                                           293,868         496,347                -
Amortization of initial direct costs                                                 728,843         491,376          158,964
Interest expense                                                                     533,934         349,319          336,696
Professional fees                                                                    250,481         106,167           99,730
Insurance                                                                             23,430         104,588                -
Other                                                                                378,068         281,083          248,390
                                                                              --------------- ---------------  ---------------
                                                                                  12,986,442      10,940,545        6,470,345
                                                                              --------------- ---------------  ---------------
Net income (loss)                                                                 $ (259,142)      $ 591,015        $ 603,150
                                                                              =============== ===============  ===============

Net income (loss):
   Managing Member                                                                 $ 880,049       $ 862,142        $ 487,754
   Other Members                                                                  (1,139,191)       (271,127)         115,396
                                                                              --------------- ---------------  ---------------
                                                                                  $ (259,142)      $ 591,015        $ 603,150
                                                                              =============== ===============  ===============

Net (loss) income per Limited Liability Company Unit (Other Members)                 $ (0.09)        $ (0.02)          $ 0.02

Weighted average number of Units outstanding                                      12,062,469      12,035,095        7,280,533





                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


                                                         Other Members              Managing
                                                     Units           Amount          Member           Total

Balance December 31, 2001                             4,363,409    $ 36,550,603             $ -      $36,550,603

Capital contributions                                 6,673,732      66,737,320               -       66,737,320
Less selling commissions to affiliates                        -      (6,340,045)              -       (6,340,045)
Other syndication costs to affiliates                         -      (2,230,650)              -       (2,230,650)
Distributions to Other Members ($0.83 per Unit)               -      (6,015,627)              -       (6,015,627)
Distributions to Managing Member                              -               -        (487,754)        (487,754)
Net income                                                    -         115,396         487,754          603,150
                                                 --------------- --------------- ---------------  ---------------
Balance December 31, 2002                            11,037,141      88,816,997               -       88,816,997

Capital contributions                                 1,028,125      10,281,250               -       10,281,250
Less selling commissions to affiliates                        -        (976,719)              -         (976,719)
Other syndication costs to affiliates                         -        (309,377)              -         (309,377)
Limited Liability Company Units repurchased                (250)         (1,923)                          (1,923)
Distributions to Other Members ($0.88 per Unit)               -     (10,633,086)              -      (10,633,086)
Distributions to Managing Member                              -               -        (862,142)        (862,142)
Net income (loss)                                             -        (271,127)        862,142          591,015
                                                 --------------- --------------- ---------------  ---------------
Balance December 31, 2003                            12,065,016      86,906,015               -       86,906,015

Other syndication costs to affiliates                         -          22,683               -           22,683
Limited Liability Company Units repurchased              (6,500)        (56,093)              -          (56,093)
Distributions to Other Members ($0.90 per Unit)               -     (10,853,935)              -      (10,853,935)
Distributions to Managing Member                              -               -        (880,049)        (880,049)
Net income (loss)                                             -      (1,139,191)        880,049         (259,142)
                                                 --------------- --------------- ---------------  ---------------
Balance December 31, 2004                            12,058,516     $74,879,479             $ -      $74,879,479
                                                 =============== =============== ===============  ===============










                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


Operating activities:                                                              2004            2003             2002
Net income (loss)                                                                 $ (259,142)      $ 591,015        $ 603,150
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Gain on securities sales and foreign exchange                                     (53,875)
   (Gain)/loss on sales of lease assets                                               30,313        (658,865)        (107,353)
   Depreciation of operating lease assets                                          9,477,669       7,798,332        5,019,123
   Amortization of initial direct costs                                              728,843         491,376          158,964
   Provision for losses and doubtful accounts                                        293,868         496,347                -
   Residual value income                                                                   -               -             (201)
   Changes in operating assets and liabilities:
      Other assets                                                                  (485,807)         59,999         (465,157)
      Accounts receivable                                                           (462,371)       (138,766)         (11,041)
      Accounts payable, Managing Member                                              177,914        (415,712)         276,797
      Accounts payable, other                                                       (390,000)        386,073           66,196
     Accrued interest payable                                                         35,880               -                -
     Deposits due lessees                                                            131,017               -                -
      Unearned operating lease income                                                337,117          51,884          (18,574)
                                                                              --------------- ---------------  ---------------
Net cash provided by operations                                                    9,561,426       8,661,683        5,521,904
                                                                              --------------- ---------------  ---------------

Investing activities:
Purchases of equipment on operating leases                                       (38,395,198)    (11,777,539)     (29,839,551)
Purchases of equipment on direct financing leases                                 (4,478,953)     (5,778,880)        (995,270)
Proceeds from sales of lease assets                                                   95,571       5,370,886          749,408
Receipts from/(Payments made to) affiliates                                        4,133,210      (4,142,025)               -
Payments of initial direct costs to Managing Member                               (1,404,033)     (1,515,987)      (1,092,641)
Reduction of net investment in direct financing leases                             2,494,197         929,968          220,691
Payments received on notes receivable                                                530,537         506,974          958,258
Note receivable advances                                                          (5,410,319)        (46,196)      (1,031,605)
Purchases of marketable securities                                                   (62,499)              -                -
Proceeds from sale of marketable securities                                           53,875               -                -
                                                                              --------------- ---------------  ---------------
Net cash used in investing activities                                            (42,443,612)    (16,452,799)     (31,030,710)
                                                                              --------------- ---------------  ---------------

Financing activities:
Borrowings under line of credit                                                   17,000,000               -                -
Capital contributions received                                                             -      10,281,250       66,737,320
(Payment)/refund of syndication costs (to)/from Managing Member                       22,683      (1,286,096)      (8,570,695)
Distributions to Other Members                                                   (10,853,935)    (10,633,086)      (6,015,627)
Distributions to Managing Member                                                    (880,049)       (862,142)        (487,754)
Limited Liability Company Units repurchased                                          (56,093)         (1,923)               -
                                                                              --------------- ---------------  ---------------
Net cash provided by (used in) financing activities                                5,232,606      (2,501,997)      51,663,244
                                                                              --------------- ---------------  ---------------

Net (decrease) increase in cash and cash equivalents                             (27,649,580)    (10,293,113)      26,154,438

Cash and cash equivalents at beginning of period                                  29,429,383      39,722,496       13,568,058
                                                                              --------------- ---------------  ---------------
Cash and cash equivalents at end of period                                       $ 1,779,803     $29,429,383      $39,722,496
                                                                              =============== ===============  ===============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                           $ 498,054       $ 349,319        $ 336,696
                                                                              =============== ===============  ===============

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

                                DECEMBER 31, 2004


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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements :

                                                     2004            2003
  Financial statement basis of net assets        $   74,879,479   $  86,906,015
  Tax basis of net assets (unaudited)                76,841,325      94,208,823
                                                --------------- ---------------
  Difference                                     $    1,961,846  $    7,302,808
                                                =============== ===============

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

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company's federal tax return (unaudited) for each of the years ended December 31:

                                                        2004            2003             2002
 Net income (loss) per financial statements         $    (259,142)  $     591,015  $       603,150
 Adjustment to depreciation expense                    (8,062,206)     (6,258,019)      (4,486,980)
 Provision for losses and doubtful accounts                98,825         496,347                -
 Adjustments to lease revenues                          2,645,101       1,450,188          (64,120)
                                                   --------------- ---------------  ---------------
 Net loss per federal tax return                    $  (5,577,422) $   (3,720,469)  $   (3,947,950)
                                                   =============== ===============  ===============

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable and notes receivable represent amounts due from lessees and debtors in various industries, related to equipment on operating and direct financing leases or equipment financed through notes receivable. See Note 7 for a description of lessees and debtors by industry as of December 31, 2004 and 2003.

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

                                DECEMBER 31, 2004


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

The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives during 2004, 2003 or 2002.

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

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

                                DECEMBER 31, 2004


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

The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company's financial position, results of operations, or liquidity.


3. Investment in leases:

The Company's investment in leases consists of the following:

                                                                              Depreciation /
                                                                               Amortization
                                                                                Expense or
                                                 Balance                      Amortization of   Reclassi-         Balance
                                               December 31,                   Direct Financing fications or     December 31,
                                                   2003         Additions         Leases       Dispositions         2004
Net investment in
   operating leases                            $  43,443,437   $  38,145,198   $  (9,477,669)  $    (127,178)   $  71,983,788
Net investment in direct
   financing leases                                6,357,227       4,478,953      (2,494,197)          1,294        8,343,277
Assets held for sale or lease                          5,159         250,000               -               -          255,159
Initial direct costs, net of
   accumulated amortization
   of $1,404,303 in 2004 and
   $675,238 in 2003                                2,251,375       1,404,033        (728,843)              -        2,926,565
                                              --------------- --------------- --------------- ---------------  ---------------
                                               $  52,057,198   $  44,278,184   $ (12,700,709)  $    (125,884)   $  83,508,789
                                              =============== =============== =============== ===============  ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investment in leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $61,712 for the year ended December 31, 2003. No impairment losses were recorded in either 2004 or 2002.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

                                  2004            2003            2002

 Depreciation expense           $ 9,477,669     $ 7,798,332     $ 5,019,123
 Impairment losses                        -          61,712               -
                             --------------- --------------- ---------------
                                $ 9,477,669     $ 7,860,044     $ 5,019,123
                             =============== =============== ===============

All of the property on leases was acquired in 2004, 2003, 2002 and 2001.

Operating leases:

Property on operating leases consists of the following:

                                                                 Reclassi-
                               December 31,                     fications or    December 31,
                                    2003         Additions      Dispositions         2004
Mining                            $25,521,984     $14,771,720             $ -      $40,293,704
Manufacturing                      10,437,852       4,559,143        (981,038)      14,015,957
Marine vessels                     11,200,000               -               -       11,200,000
Materials handling                  5,879,564       6,675,177         697,032       13,251,773
Communications                      3,033,933       4,090,418               -        7,124,351
Transportation                              -       7,381,919               -        7,381,919
Natural gas compressors               621,508               -         (52,048)         569,460
Office furniture                      562,248         666,821               -        1,229,069
                               --------------- --------------- ---------------  ---------------
                                   57,257,089      38,145,198        (336,054)      95,066,233
Less accumulated depreciation     (13,813,652)     (9,477,669)        208,876      (23,082,445)
                               --------------- --------------- ---------------  ---------------
                                $  43,443,437   $  28,667,529   $    (127,178)   $  71,983,788
                               =============== =============== ===============  ===============

The average assumed residual value for assets on operating leases at December 31, 2004 and 2003 were 26% and 28% of the assets original cost, respectively.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investment in leases (continued):

Direct financing leases:

As of December 31, 2004, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company's investment in direct financing leases as of December 31, 2004 and 2003:

                                                                 2004             2003
Total minimum lease payments receivable                      $   8,248,342   $    6,752,281
Estimated residual values of leased equipment (unguaranteed)     1,048,243          649,809
                                                            ---------------  ---------------
Investment in direct financing leases                            9,296,585        7,402,090
Less unearned income                                              (953,308)      (1,044,863)
                                                            ---------------  ---------------
Net investment in direct financing leases                    $   8,343,277   $    6,357,227
                                                            ===============  ===============

At December 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
                Year ending    Operating       Financing
               December 31,      Leases          Leases          Total
                       2005   $  16,703,784   $   2,881,912  $   19,585,696
                       2006      15,057,193       2,301,634      17,358,827
                       2007       9,398,145       1,653,624      11,051,769
                       2008       5,837,295         984,876       6,822,171
                       2009       4,147,171         426,296       4,573,467
                 Thereafter         497,291               -         497,291
                             --------------- --------------- ---------------
                              $  51,640,879   $   8,248,342   $  59,889,221
                             =============== =============== ===============


4. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of December 31, 2004, the minimum future payments receivable are as follows:

                          Year ending
                         December 31,
                                 2005     $ 1,798,899
                                 2006       1,365,313
                                 2007         822,598
                                 2008         457,030
                                 2009       1,818,006
                                       ---------------
                                            6,261,846
   Less portion representing interest      (1,404,068)
                                       ---------------
                                          $ 4,857,778
                                       ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows during each of the years ended December 31:

                                                                                   2004            2003             2002
Selling commissions (equal to 9.5% of the selling price of the Limited
   Liability Company units, deducted from Other Members' capital)              $           -    $    976,719  $     6,340,045
Reimbursement of other syndication costs to Managing Member                          (22,683)        309,377        2,230,650
Administrative costs reimbursed to Managing Member                                   680,045         627,320          343,120
Initial direct costs paid to Managing Member                                       1,404,033       1,515,987        1,092,641
Asset management fees to Managing Member                                             620,104         686,013          264,322
                                                                              --------------- ---------------  ---------------
                                                                               $   2,681,499  $    4,115,416   $   10,270,778
                                                                              =============== ===============  ===============

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004, 2003, and 2002, the Managing Member made such payments of $461,697, $325,920, and $162,669, respectively.

On December 31, 2003, the Company sold certain assets subject to operating leases and direct financing leases to the lessee. The assets being sold were a part of a larger sale involving the sale of assets belonging to an affiliate of the Company. On December 31, 2003, the lessee/purchaser sent the proceeds of the sale by wire transfer to the account of the Company's affiliate. The funds belonging to the Company were transferred to the Company on the next business day.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


6. Members' capital:

As of December 31, 2004, 12,058,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year.


7. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS's credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

As of December 31, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

                                              2004            2003
       Manufacturing                          36%             40%
       Mining                                 26%             17%
       Electric utilities                     15%             23%
       Marine transportation                  11%             17%

During 2004, two customers comprised 14% and 10% of the Company's revenues from leases. During 2003, three customers comprised 15%, 14% and 11% of the Company's revenues from leases. During 2002, three customers comprised 23%, 17% and 11% of the Company's revenues from leases.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


8. Line of credit:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $  75,000,000
Term loan to AFS as of December 31, 2004                                            (2,027,636)
                                                                                ---------------
Total available under the acquisition and warehouse facilities                      72,972,364

Amount  borrowed  by the Company  under the  acquisition  facility                 (17,000,000)
Amounts  borrowed by affiliated  partnerships  and limited  liability  companies under the
     acquisition facility                                                          (13,500,000)
                                                                                ---------------
Total remaining available under the acquisition and warehouse facilities         $  42,472,364
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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.


9. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The fair value of the Company's notes receivable is estimated using discounted cash flow analyses, based on the Company's current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company's notes receivable at December 31, 2004 is $4,857,778.

Line of Credit

The carrying amount of the Company's variable line of credit approximates fair value.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


10. Selected quarterly data (unaudited):

                                                                March 31,        June 30,      September 30,    December 31,
Quarter ended                                                      2003            2003            2003             2003

Total revenues                                                   $ 2,440,826     $ 2,808,832     $ 2,801,887      $ 3,480,015
Net income (loss)                                                  $ 190,480       $ 239,830      $ (253,665)       $ 414,370
Net income (loss) per Limited Liability Company Unit                 $ (0.00)         $ 0.00         $ (0.04)          $ 0.02

                                                                March 31,        June 30,      September 30,    December 31,
Quarter ended                                                      2004            2004            2004             2004

Total revenues                                                   $ 2,756,796     $ 2,795,334     $ 3,173,112      $ 4,002,058
Net income (loss)                                                 $ (376,410)      $ (47,924)       $ 13,167        $ 152,025
Net income (loss) per Limited Liability Company Unit                 $ (0.05)        $ (0.03)        $ (0.01)         $ (0.00)


11. Commitments:

At December 31, 2004, there were commitments to purchase lease assets totaling approximately $23,043,690.

12. Credit facility:

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

As of December 31, 2004, the Company had not borrowed under the facility. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $385,000 and $238,000 in 2004 and 2003, respectively, and are included in interest expense in the Company's statement of operations.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


13. Reserves, impairment losses and provisions for doubtful accounts:

The Company's reserves for losses are as follows:

                                               Reserve for       Realized      Allowance for
                                                losses on       losses on        doubtful      Allowance for
                                              assets held for   marketable       accounts        doubtful
                                              sale or lease     securities       (notes)         accounts          Total
Balance December 31, 2002                            $     -        $      -       $       -        $      -         $      -
Provision for losses and doubtful accounts            61,712          95,000         326,635          13,000          496,347
Write-offs                                           (61,712)        (95,000)       (326,635)              -         (483,347)
                                              --------------- --------------- --------------- ---------------  ---------------
Balance December 31, 2003                                  -               -               -          13,000           13,000
Provision for losses and doubtful accounts            16,710          95,158         170,000          12,000          293,868
Write-offs                                           (16,710)        (95,158)       (170,000)         (8,333)        (290,201)
                                              --------------- --------------- --------------- ---------------  ---------------
Balance December 31, 2004                            $     -        $      -       $       -        $ 16,667         $ 16,667
                                              =============== =============== =============== ===============  ===============


14. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2002 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof, which information is hereby incorporated by reference.

Asset Management Fee

The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee are paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS supervises performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.

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

Managing Member's Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004, 2003 and 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                      2004            2003

           Audit fees             $      155,243 $        37,889
           Audit related fees                  -               -
           Tax fees                       29,838          19,150
           Other                              -               -
                                 --------------- ---------------
                                      $ 185,081        $ 57,039
                                 =============== ===============

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

      (a)Financial Statements and Schedules
      1. Financial Statements

         Included in Part II of this report:

          Report of Independent Registered Public Accounting Firm

          Balance Sheets at December 31, 2004 and 2003

          Statements of operations for the years ended December 31, 2004, 2003 and 2002

          Statement of Changes in Members' Capital for the years ended December 31, 2004, 2003 and 2002

          Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          Notes to Financial Statements

      2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      (b)Reports on Form 8-K for the fourth quarter of 2004
         None

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



               Date:        3/29/2005

                       ATEL Capital Equipment Fund IX, LLC
                                               (Registrant)


                By:         ATEL Financial Services LLC,
                            Managing Member of Registrant



                By:   /s/ Dean L. Cash
                      -----------------------------------------------
                      Dean Cash
                      President of ATEL Financial Services LLC (Managing Member)





                By:   /s/ Paritosh K. Choksi
                      -----------------------------------------------
                      Paritosh K. Choksi
                      Executive Vice President of ATEL Financial Services LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                          CAPACITIES                           DATE



    /s/ Dean L. Cash       President, Chairman and Chief Executive     3/29/2005
-------------------------  Officer of ATEL Financial Services LLC
        Dean Cash



 /s/ Paritosh K. Choksi    Executive Vice President and director of    3/29/2005
-------------------------  ATEL Financial Services LLC, Principal
   Paritosh K. Choksi      financial officer of registrant; principal
                           financial officer and director of ATEL
                           Financial Services LLC




 /s/ Donald E. Carpenter   Principal accounting officer of registrant; 3/29/2005
-------------------------  principal accounting officer of ATEL
   Donald E. Carpenter     Financial Services LLC




No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.