Form 10-Q
period 2005-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2005-05-16
CIK 1125264

Page 7 of 7
                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X|  Quarterly  Report  Pursuant to Section 13
                        or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
                        March 31, 2005

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


  The number of Limited Liability Company Units outstanding as of March 31, 2005 was 12,058,516.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC



                                      Index



  Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

     Balance Sheets, March 31, 2005 and December 31, 2004.

     Statements of Operations for the three month periods ended March 31, 2005 and 2004.

     Statements of Changes in Members' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

     Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

  Item 5. Other Information

  Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).



                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2005 AND DECEMBER 31, 2004


                                     ASSETS

                                                                                              March 31,
                                                                                                2005                December 31,
                                                                                                ----
                                                                                             (Unaudited)                2004
Cash and cash equivalents                                                                 $     6,301,219          $       1,779,803
Due from affiliate                                                                                  8,815                      8,815
Accounts receivable, net of allowance for doubtful accounts of $21,667 in 2005 and
  $16,667 in 2004                                                                               1,676,250                  1,782,230
Notes receivable                                                                                4,668,064                  4,857,778
Interest rate swap contracts                                                                      123,000                          -
Other assets                                                                                      860,634                    858,464
Investments in equipment and leases                                                            90,623,926                 83,508,789
                                                                                       ---- ----------------
Total assets                                                                              $   104,261,908          $      92,795,879
                                                                                       ==== ================      == ===============


                        LIABILITIES AND MEMBERS' CAPITAL

Accounts payable:
   Managing Member                                                                        $       802,208          $         196,718
   Other                                                                                           82,780                     86,740

Accrued interest payable                                                                                -                     35,880
Deposits due lessees                                                                              131,017                    131,017
Line of credit obligation                                                                               -                 17,000,000
Long-term debt                                                                                 29,534,000                          -
Unearned operating lease income                                                                 1,521,020                    466,045
                                                                                        --- ----------------    ---- ---------------
Total liabilities                                                                              32,071,025                 17,916,400

Total Members' capital                                                                         72,190,883                 74,879,479
                                                                                        --- ----------------    ---- ---------------
Total liabilities and Members' capital                                                    $   104,261,908          $      92,795,879
                                                                                        === ================    ==== ===============

                             See accompanying notes.



                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Revenues:                                                                                        2005                     2004
                                                                                                 ----                     ----

Leasing activities:
   Operating leases                                                                      $       4,454,579        $     2,502,091
   Direct financing leases                                                                         132,932                153,793
   Gain on sales of assets                                                                               -                 10,069
    Gain on foreign exchange                                                                        33,033                      -
Interest                                                                                           159,661                 87,511
Other                                                                                                3,660                  3,332
                                                                                       --- -----------------    --- ----------------
                                                                                                 4,783,865              2,756,796
Expenses:
Depreciation of operating lease assets                                                           3,487,660              2,058,727
Asset management fees to Managing Member                                                           271,336                145,625
Cost reimbursements to Managing Member                                                             200,811                171,297
Provision for losses and doubtful accounts                                                           5,000                169,000
Amortization of initial direct costs                                                               264,139                162,262
Interest expense                                                                                   287,887                135,165
Professional fees                                                                                   35,101                102,867
Impairment losses                                                                                        -                 95,158
Fair value adjustment for swap contracts                                                          (123,000)                     -
Other                                                                                              110,448                 93,105
                                                                                       --- -----------------    --- ----------------
                                                                                                 4,539,382              3,133,206
                                                                                       --- -----------------    --- ----------------
Net income (loss)                                                                        $         244,483        $      (376,410)
                                                                                       === =================    === ================

Net income (loss):
   Managing member                                                                       $         219,981        $       220,079
   Other Members                                                                                    24,502               (596,489)
                                                                                       --- -----------------    --- ----------------
                                                                                         $         244,483        $      (376,410)
                                                                                       === =================    === ================
Net income (loss) per Limited Liability Company Unit (Other Members)                     $            0.00        $         (0.05)

Weighted average number of Limited Liability Company Units outstanding                          12,058,016             12,065,016


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2005
                                   (Unaudited)


                                                 Other Members
                                                 Units                 Amount          Managing Member             Total
                                                 -----                 ------                   ------             -----

Balance December 31, 2003                    12,065,016        $     86,906,015        $             -         $    86,906,015
Other syndication costs to affiliates                 -                  22,683                      -                  22,683
Limited Liability Company Units                          )
  repurchased                                      (6,500                (56,093)                    -                 (56,093)
Distribution to Other Members ($0.90
  per Unit)                                           -              (10,853,935)                    -             (10,853,935)
Distributions to Managing Member                      -                       -               (880,049)               (880,049)
Net income (loss)                                     -               (1,139,191)              880,049                (259,142)
                                           --------------    --- ----------------    --- ----------------    --- ----------------
Balance December 31, 2004                    12,058,516              74,879,479                      -              74,879,479

Distribution to Other Members ($0.22
  per Unit)                                           -               (2,713,098)                    -              (2,713,098)
Distributions to Managing Member                      -                       -              (219,981)                (219,981)
Net income                                            -                  24,502                219,981                 244,483
                                           --------------    --- ----------------    --- ----------------    --- ----------------
Balance March 31, 2005                         12,058,516      $     72,190,883        $             -         $    72,190,883
                                           ==============    === ================    === ================    === ================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                                   2005                   2004
                                                                                                   ----                   ----
Operating activities:
Net income (loss)                                                                          $       244,483         $    (376,410)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

   Gain on sales of assets                                                                               -               (10,069)
   Depreciation of operating leases assets                                                       3,487,660              2,058,727
   Amortization of initial direct costs                                                            264,139                162,262
   Provision for losses and doubtful accounts                                                        5,000                169,000
   Impairment losses
                                                                                                 -       -                 95,158
   Interest rate swap contracts                                                                   (123,000)                     -
     Changes in operating assets and liabilities:
      Other assets                                                                                  (2,170)               109,089
      Accounts receivable                                                                          100,980                450,466
      Due from Managing Member                                                                           -               (63,583)
      Accounts payable, Managing Member                                                            605,490               (18,804)
      Accounts payable, other                                                                       (3,960)             (442,145)
      Accrued interest payable                                                                     (35,880)                     -
      Unearned operating lease income                                                            1,054,975                 32,153
                                                                                         --------------------     -----------------
Net cash provided by operating activities                                                        5,597,717              2,165,844
                                                                                         --------------------     -----------------

Investing activities:
 Purchases of equipment on operating leases                                                    (10,449,039)             (325,787)
 Proceeds from sales of assets                                                                           -                 21,098
 Receipts from affiliates                                                                                -              4,142,025
 Payments of initial direct costs to Managing Member                                              (756,672)             (184,972)
 Reduction of net investment in direct financing leases                                            713,955                490,700
 Payments received on notes receivable                                                             316,109                 81,260
 Investment in direct financing leases                                                            (375,180)                     -
 Investment in notes receivable                                                                   (126,395)                     -
                                                                                         --------------------     -----------------
Net cash provided by (used in) investing activities                                            (10,677,222)             4,224,324
                                                                                         --------------------     -----------------

Financing activities:
 Repayments of line of credit                                                                  (17,000,000)                     -
 Repayments of other long-term debt                                                               (358,000)                     -
 Distributions to Other Members                                                                 (2,713,098)           (2,934,389)

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                                   2005                   2004
                                                                                                   ----                   ----

Financing activities (continued):
 Distributions to Managing Members                                                                (219,981)                     -
 Borrowings from long-term debt                                                                 29,892,000                      -
                                                                                         --------------------     -----------------
Net cash provided by (used in) financing activities                                              9,600,921            (2,934,389)
                                                                                         --------------------     -----------------

Net increase in cash and cash equivalents                                                        4,521,416              3,455,779

Cash and cash equivalents at beginning of period                                                 1,779,803             29,429,383
                                                                                         --------------------     -----------------
Cash and cash equivalents at end of period                                                 $     6,301,219         $   32,885,162
                                                                                         ====================     =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                   $       323,767         $      135,165
                                                                                         ====================     =================


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  Certain prior period amounts have been reclassified to conform to current period presentation.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

  Revenue recognition:

  Operating leases
  Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  1. Summary of significant accounting policies:

  Direct finance leases
  Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

  Notes receivable
  Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

  Initial direct costs:

  The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

  Segment Reporting:

  The Company adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.


  2.  Organization and Company matters:

  ATEL Capital Equipment Fund IX, LLC ("the Company") was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services LLC (AFS), a California limited liability corporation. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS's continuing interest, and $500 of which represented the Initial Member's capital investment.

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

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


2.       Organization and Company matters (continued):

  As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

  The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

  The Company does not make a provision for income taxes since all income and losses will be allocated to the Members for inclusion in their individual tax returns.

  The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.


  3. Investment in equipment leases:

  The Company's investment in equipment leases consists of the following:

                                      Balance             Additions         Depreciation/              Balance
                                                          ---------
                                                                             Amortization
                                                                              Expense or
                                                                           Amortization of
                                    December 31,                           Direct Financing          March, 31,
                                        2004                                    Leases                  2005
                                        ----                                    ------                  ----

Net investment in operating
  leases                          $     71,983,788      $     10,449,039     $    (3,487,660)      $    78,945,167
Net investment in direct
  financing lease                        8,343,277               375,180            (713,955)            8,004,502
Assets held for sale or lease              255,159                     -                    -              255,159
Initial direct costs, net of
  accumulated amortization of
  $1,667,824 in 2005 and
  $1,404,303 in 2004                     2,926,565               756,672            (264,139)            3,419,098
                                 -- ---------------    -- --------------    -- --------------     -- -------------
                                  $     83,508,789      $     11,580,891     $    (4,465,754)      $    90,623,926
                                 == ===============    == ==============    == ==============     == =============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  3.  Investment in leases (Continued):

  Operating leases:

  Property on operating leases consists of the following:

                                       Balance             Additions          Depreciation        Balance March 31,
                                                           ---------
                                     December 31,
                                         2004                                   Expense                 2005
                                         ----                                   -------                 ----
Mining                           $      40,293,704       $             -     $              -      $       40,293,704
Manufacturing                           14,015,957             1,153,447                    -              15,169,404
Marine vessels                          11,200,000                     -                    -              11,200,000
Materials handling                      13,251,773             7,231,953                    -              20,483,726
Communications                           7,124,351               255,581                    -               7,379,932
Transportation                           7,381,919             1,797,704                    -               9,179,623
Natural gas compressors                    569,460                     -                    -                 569,460
Office furniture                         1,229,069                10,354                    -               1,239,423
                               --- -----------------    -- -------------    -- --------------    --- ----------------
                                        95,066,233            10,449,039                    -             105,515,272
Less accumulated depreciation         (23,082,445)                     -          (3,487,660)            (26,570,105)
                               --- -----------------    -- -------------    -- --------------    --- ----------------
                                 $      71,983,788       $    10,449,039     $    (3,487,660)      $       78,945,167
                               === =================    == =============    == ==============    === ================

  Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. For the periods ended March 31, 2005 and 2004, no assets were identified as impaired. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                            2005                  2004
                                            ----                  ----
                                     -- --------------    -- --------------
  Depreciation expense               $       3,487,660    $       2,058,727
                                     == ==============    == ==============

  The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

           Equipment category                             Useful Life
           ------------------                             -----------
           Mining                                           30 - 40
           Marine Vessels                                   20 - 30
           Manufacturing                                    10 - 20
           Materials Handling                                7 - 10
           Transportation                                    7 - 10
           Natural Gas Compressors                           7 - 10
           Office Furniture                                  7 - 10
           Communications                                    3 - 5

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
  3. Investment in equipment leases (continued):

  Direct financing leases:

  As of March 31, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company's investment in direct financing leases as of March 31, 2005:

Total minimum lease payments receivable                     $         7,776,256
Estimated residual values of leased equipment (unguaranteed)          1,081,979
                                                            ---- --------------
Investment in direct financing leases                                 8,858,235
Less unearned income                                                   (853,733)
                                                            ---- --------------
Net investment in direct financing leases                   $         8,004,502
                                                            ==== ==============

  All of the property on leases was acquired in 2001, 2002, 2003, 2004, and 2005.

  At March 31, 2005, the aggregate amounts of future minimum lease payments are as follows:

                                       Operating Leases        Direct Financing             Total
                                                 ------                                     -----
                                                                    Leases
   Nine months ending December 31, 2005 $      13,657,996        $       2,109,946    $       15,767,942
          Year ending December 31, 2006        17,566,406                2,386,326            19,952,732
                                   2007        11,826,629                1,738,316            13,564,945
                                   2008         7,884,540                1,049,293             8,933,833
                                   2009         6,128,541                  486,659             6,615,200
                                   2010         1,066,383                    5,716             1,072,099
                             Thereafter           167,903                        -               167,903

                                        -- --------------        -- --------------    --- --------------
                                         $     58,298,398         $      7,776,256      $     66,074,654
                                        == ==============        == ==============    === ==============

  4.  Notes receivable:

  The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of March 31, 2005, the minimum future payments receivable are as follows:

 Nine months ending December 31, 2005     $    1,345,312
        Year ending December 31, 2006          1,413,378
                                 2007            912,636
                                 2008            463,280
                                 2009          1,818,006
                                      ----- ---------------
                                               5,952,612
                                      ----- ---------------
  Less portion representing interest           (1,284,548)
                                      ----- ---------------
                                          $    4,668,064
                                      ===== ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

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

  Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                             2005                2004
                                                             ----                ----

  Administrative costs reimbursed to Managing Member   $         200,811      $      171,297
  Asset management fees to Managing Member                       271,336             145,625
                                                     --- ---------------     -- ---------------
                                                       $         472,147      $      316,922
                                                     === ===============     == ===============

  The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the Managing Member made such payments of $108,821 and $84,466, respectively.

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  6.  Financing Arrangement:

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

  Total amount available under the financing arrangement                   $   75,000,000
  Term loan to AFS as of March 31, 2005                                         (1,482,182)
                                                                           -----------------
  Total available under the acquisition and warehouse facilities               73,517,818

  Amount borrowed by the Company under the acquisition facility                         -
  Amounts  borrowed by  affiliated  partnerships  and limited
  liability  companies  under the  acquisition facility                       (16,000,000)
                                                                           -----------------
  Total remaining available under the acquisition and warehouse facilities  $  57,517,818
                                                                           =================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.


  7. Member's capital:

  As of March 31, 2005, 12,058,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units, including the 50 Units issued to the Initial Members.

  The Company's Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS.

  Distributions to the Other Members were as follows:

                                                       Three Months Ended
                                                            March 31,
                                                    2005                 2004
                                                    ----                 ----
  Distributions                                $       2,713,098    $       2,714,310
  Weighted average number of Units outstanding        12,058,516           12,065,016
  Weighted average distributions per Unit      $            0.22    $            0.22

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  8. Commitments:

  The Company has $16,039,119 in commitments to purchase lease assets as of March 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

  The  following  table   summarizes  the  expected   funding  dates  for  these
commitments:

                    Year ended December 31,            Amount committed
                                  2005                    $16,039,119


  9.  Other Long-term debt:

  In August 2002, the Company established a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor's and P1 from Moody's Investor Services. In this receivables funding program, the lenders would receive liens against the Company's assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets.

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

  The Company had $29,534,000 outstanding under this program as of March 31, 2005. As of March 31, 2005, the Company receives or pays interest on a notional principal of $29,534,000 based on the difference between nominal rates ranging from 3.754% to 4.31% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations.

  Borrowings under the Program are as follows:

                                                                          Notional                                  Payment Rate
                                                                          Balance                  Swap              On Interest
                            Original            Balance March            March 31,                 Value                Swap
     Date Borrowed      Amount Borrowed           31, 2005                  2005              March 31, 2005          Agreement
          --------             --------               ----                  ----                        ----          ---------
       02/14/2005     $       20,000,000     $      19,642,000     $         19,642,000     $       133,000            3.754%
       03/22/2005              9,892,000             9,892,000                9,892,000             (10,000)            4.31%
                     -- ----------------    -- ---------------    -- ------------------    -- ---------------
                      $       29,892,000     $      29,534,000     $         29,534,000     $       123,000
                     == ================    == ===============    == ==================    == ===============

                       ATEL CAPITAL EQUIPMENT FUND IX, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  10.  Guarantees:

  The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company's similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

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

  As  of  March  31,  2005,  12,058,516  Units  (120,585,160)  were  issued  and outstanding. Significant cash balances remain from the public offering of Units. This cash is available to fund leasing transactions in future periods.

  During the first quarters of 2005 and 2004, the Company's primary activity was engaging in equipment leasing and equipment purchase activities.

  A primary source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

  Total amount available under the financing arrangement                   $   75,000,000
  Term loan to AFS as of March 31, 2005                                         (1,482,182)
                                                                           -----------------
  Total available under the acquisition and warehouse facilities               73,517,818

  Amount borrowed by the Company under the acquisition facility                         -
  Amounts  borrowed by  affiliated  partnerships  and limited
  liability  companies  under the  acquisition facility                       (16,000,000)
                                                                           -----------------
  Total remaining available under the acquisition and warehouse facilities  $  57,517,818
                                                                           =================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.
  To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC ("AFS"), ATEL Leasing Corporation ("ALC"), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity's pro-rata share in the warehousing trust estate. The "pro-rata share" is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.

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

  If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company's debt obligations, see Notes 6 and 9 in the notes to the financial statements in Item 1.

  The Company has $16,039,119 in commitments to purchase lease assets as of March 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

  The  following  table   summarizes  the  expected   funding  dates  for  these
commitments:

                        Year ended December 31,              Amount committed
                                  2005                          $16,039,119


  Cash Flows

  In the first quarters of 2005 and 2004, the primary source of cash from operations was rents from operating leases.

  Rents from direct financing leases accounted for as reductions in the Company's net investment in direct financing leases and payments received on notes receivable were one of the primary sources of cash from investing activities in the first quarter of 2004. Cash from direct financing leases has increased from $490,700 in the three month period ended March 31, 2004 to $713,955 in the three month period ended March 31, 2005 as a result of lease asset acquisitions over the last year. In the first quarter of 2004, another primary source of cash, the Company received payment of asset sales proceeds ($4,142,025) that had been due from an affiliate as of December 31, 2003. In the first quarter of 2005, $10,449,039 was used to purchase equipment on operating lease compared to $325,787 in the first quarter of 2004. The Company acquired $375,180 of equipment on direct finance leases during the first quarter of 2005 and made no direct finance lease purchases during the same period in 2004. Below is a table that summarizes utilization percentages for assets acquired during the year ended December 31, 2004 and the period ended March 31, 2005:

            Equipment Purchased in:            Utilization by Year
                                               2005        2004
                     2005                      100%        100%
                     2004                      100%        100%

  It is the Company's objective to maintain a 100% utilization rate for all equipment. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company's public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

  Other uses of cash for investing activities consisted of payments of initial direct costs associated with the lease asset purchases (both 2005 and 2004) and advances on notes receivable (2004 only).

  The Company borrowed $29,892,000 in 2005, which is classified as other long term debt on the balance sheet. There were no financing sources of cash in 2004. In 2005, financing uses of cash consisted of distributions to the members, repayment of the line of credit, and repayment of other long term debt. The repayment of the line of credit, which was drawn in the fourth quarter of 2004, was $17,000,000. In 2004, financing uses of cash consisted of distributions to the members.








  Results of Operations

  On February 21, 2001, the Company commenced operations. Operations resulted in net income of $244,483 in the quarter ended March 31, 2005 compared to a net loss of $376,410 in the quarter ended March 31, 2004. The Company's primary source of revenues is from operating leases. Depreciation of operating lease assets was $3,487,660 and $2,058,727 during the quarters ended March 31, 2005 and 2004, respectively, and is related to operating lease assets and thus, to operating lease revenues. Amortization of initial direct costs was $264,139 and $162,262 during the quarters ended March 31, 2005 and 2004, respectively. Amortization of initial direct costs has increased in 2005 compared to 2004 as a result of the acquisitions of equipment that have taken place over the last year. Depreciation and amortization are expected to increase in future periods as acquisitions continue.

  Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company's goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

  Asset management fees were $271,336 and $145,624 for the quarters ended March 31, 2005 and 2004, respectively, and are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As additional assets are acquired, as lease rents are collected and distributions are made to the members, these fees are expected to increase.

  Interest expense of $287,887 and $135,165 for the first quarters of 2005 and 2004, respectively, related primarily to other long term debt assumed in the first quarter of 2005 and the maintenance on the availability of the receivables funding facility established in August 2003.

  In the first quarter of 2004, the Company provided $169,000 for doubtful accounts related to the default of a borrower (Photuris, Inc.) on a note receivable.

  In the first quarter of 2005, the Company recorded a $123,000 recognized portion of unrealized gain on the interest rate swaps.

  Results of operations in future periods are expected to vary considerably from those of the first quarter of 2005 and 2004 as the Company continues to acquire significant amounts of lease assets.


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

  Also, the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations.

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

  Item 4.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. Specifically, the Company's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Company as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's disclosure and accounting controls and procedures.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

  Date:
  May 13, 2005


                       ATEL CAPITAL EQUIPMENT FUND IX, LLC
                                  (Registrant)




                                          By: ATEL Financial Services LLC
                                              Managing Member of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of Managing Member




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant



By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller