Form 10-Q
period 2005-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2005-08-22
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒           Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐           Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-50210

ATEL Capital Equipment Fund IX, LLC
(Exact name of registrant as specified in its charter)

California	94-3375584
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of June 30, 2005 was 12,058,516.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	Unaudited
ASSETS
Cash and cash equivalents	$3,111,915	$1,779,803
Due from affiliate	—	8,815
Accounts receivable, net of allowance for doubtful accounts of $7,000 and $16,667 in 2004	2,589,753	1,782,230
Notes receivable	4,161,849	4,857,778
Interest rate swap contracts	31,300	—
Other assets	188,569	858,464
Investments in equipment and leases, net	89,509,858	83,508,789
Total assets	$99,593,244	$92,795,879

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accruals:
Managing Member	$209,101	$196,718
Other	712,447	86,740
Accrued interest payable	—	35,880
Deposits due lessees	140,132	131,017
Line of credit obligation	—	17,000,000
Long-term debt	28,190,000	—
Unearned operating lease income	987,162	466,045
Total liabilities	30,238,842	17,916,400

Total Members’ capital	69,354,402	74,879,479
Total liabilities and Members’ capital	$99,593,244	$92,795,879

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$9,593,374	$5,014,182	$5,138,795	$2,512,091
Direct financing leases	241,560	293,015	108,628	139,222
Gain on sales of assets	35,413	10,069	35,413	—
Loss on foreign exchange	(104,015)	—	(137,048)	—
Interest income	318,430	248,381	158,769	160,870
Other	70,186	(13,517)	66,526	(16,849)
	10,154,948	5,552,130	5,371,083	2,795,334

Expenses:
Depreciation of operating lease assets	7,387,579	4,141,587	3,899,919	2,082,860
Amortization of initial direct costs	536,005	330,802	271,866	168,540
Asset management fees to Managing Member	486,884	258,894	215,548	113,269
Cost reimbursements to Managing Member	424,322	314,782	223,511	143,485
Provision for (Recovery of) doubtful accounts	(9,667)	192,000	(14,667)	23,000
Interest expense	694,379	250,343	406,492	115,178
Professional fees	63,710	169,946	28,609	67,079
Impairment losses	—	95,158	—	—
Fair value adjustment for swap contracts	(31,300)	—	91,700	—
Franchise fees and state taxes	68,274	89,866	66,520	65,687
Other	193,680	133,086	84,986	64,160
	9,813,866	5,976,464	5,274,484	2,843,258
Net income (loss)	$341,082	$(424,334)	$96,599	$(47,924)

Net income (loss):
Managing Member	$439,962	$501,017	$219,981	$280,938
Other Members	(98,880)	(925,351)	(123,382)	(328,862)
	$341,082	$(424,334)	$96,599	$(47,924)

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.08)	$(0.01)	$(0.03)
Weighted average number of Limited Liability Company Units outstanding	12,058,516	12,063,266	12,058,516	12,061,516

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE
SIX MONTH PERIOD ENDED
JUNE 30, 2005
(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total

Balance December 31, 2003	12,065,016	$86,906,015	$—	$86,906,015
Other syndication cost to affiliates	—	22,683	—	22,683
Limited Liability Company Units repurchased	(6,500)	(56,093)	—	(56,093)
Distributions to Other Members ($0.90 per Unit)	—	(10,853,935)	—	(10,853,935)
Distributions to Managing Member	—	—	(880,049)	(880,049)
Net income (loss)	—	(1,139,191)	880,049	(259,142)
Balance December 31, 2004	12,058,516	74,879,479	—	74,879,479
Distributions to Other Members ($0.45 per Unit)		(5,426,197)		(5,426,197)
Distributions to Managing Member			(439,962)	(439,962)
Net income (loss)		(98,880)	439,962	341,082
Balance June 30, 2005	12,058,516	$69,354,402	$—	$69,354,402

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$341,082	$(424,334)	$96,599	$(47,924)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	7,387,579	4,141,587	3,899,918	2,082,860
Amortization of initial direct costs	536,005	330,802	271,866	168,540
Provision for (recovery of) doubtful accounts	(9,667)	192,000	(14,667)	23,000
Impairment losses	—	95,158	—	—
Interest rate swap contracts	(31,300)	—	91,700	—
Gain on sales of lease assets	(35,413)	(10,069)	(35,413)	—
Changes in operating assets and liabilities:
Other assets	669,895	124,088	672,065	14,999
Accounts receivable	(797,856)	12,338	(898,836)	(438,128)
Due from Managing Member	—	—	—	63,583
Accounts payable, Managing Member	12,383	477,067	(593,107)	495,871
Accounts payable, other	625,708	(394,525)	629,668	47,620
Deposits due lessees	9,115	177,433	9,115	177,433
Accrued interest payable	(35,881)	—	—	—
Unearned operating lease income	521,117	76,523	(533,858)	44,370
Net cash provided by operating activities	9,192,767	4,798,068	3,595,050	2,632,224

Investing activities:
Purchases of equipment on operating leases	(14,254,268)	(4,604,049)	(3,805,229)	(4,278,262)
Proceeds from sales of lease assets	633,915	40,597	633,915	19,499
Receipts from affiliates	8,815	3,672,187	8,815	(469,838)
Payments of initial direct costs to Managing Member	(958,134)	(615,395)	(201,462)	(430,423)
Reduction of net investment in direct financing leases	1,275,712	1,014,747	561,757	524,047
Payments received on notes receivable	611,039	129,261	294,930	48,001
Investment in direct financing leases	(375,180)	(1,121,599)	—	(1,121,599)
Investment in notes receivable	(126,395)	(3,406,496)	—	(3,406,496)
Net cash used in investing activities	(13,184,496)	(4,890,747)	(2,507,274)	(9,115,071)

See accompanying notes.

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Financing activities:
Distributions to Other Members	(5,426,197)	(5,427,318)	(2,713,099)	(2,713,008)
Distributions to Managing Member	(439,962)	(501,017)	(219,981)	(280,938)
Repurchase of limited liability company units	—	(22,750)	—	(22,750)
Rescissions of capital contributions	—	(10,000)	—	(10,000)
Syndication costs recovered on recission	—	1,344	—	1,344
Repayments of line of credit	(17,000,000)	—	—	—
Repayments of long-term debt	(1,702,000)	—	(1,344,000)	—
Borrowings of long term debt	29,892,000	—	—	—
Net cash provided by (used in) financing activities	5,323,841	(5,959,741)	(4,277,080)	(3,025,352)

Net increase (decrease) in cash and cash equivalents	1,332,112	(6,052,420)	(3,189,304)	(9,508,199)
Cash and cash equivalents at beginning of period	1,779,803	29,429,383	6,301,219	32,885,162
Cash and cash equivalents at end of period	$3,111,915	$23,376,963	$3,111,915	$23,376,963

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$730,260	$250,343	$406,492	$115,178

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1. Organization and Company matters:

ATEL Capital Equipment Fund IX, LLC (“the Company”) was formed under the laws of the state of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States.  The Managing Member of the Company is ATEL Financial Services LLC (AFS), a California limited liability corporation. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

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

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold.  The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

The Company does not make a provision for income taxes since all income and losses will be allocated to the Members for inclusion in their individual tax returns.

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes.  Therefore, actual results could differ from those estimates.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior period amounts have been reclassified to conform to current period presentation.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.  The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals.  The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting. The Company’s investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis. Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. In the opinion of the managing member the impact of the change in prior periods is immaterial.

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

3. Investment in equipment leases:

The Company’s investment in equipment leases consists of the following:

			Depreciation/
			Amortization
			Expense or
		Reclassifications	Amortization
	Balance	&	of Direct	Balance
	December 31,	Additions/	Financing	June 30,
	2004	Dispositions	Leases	2005

Net investment in operating leases	$71,983,788	$14,250,894	$(7,387,579)	$78,847,103
Net investment in direct financing leases	8,343,277	13,908	(1,301,657)	7,055,528
Assets held for sale or lease, net of accumulated depreciation of $22,266 in 2005 and $0 in 2004	255,159	3,374	—	258,533
Initial direct costs, net of accumulated amortization of $1,925,657 in 2005 and $1,404,303 in 2004	2,926,565	958,134	(536,005)	3,348,694
	$83,508,789	$15,226,310	$(9,225,241)	$89,509,858

Operating leases:

Property on operating leases consists of the following:

		Reclassifications
	Balance	&		Balance
	December 31,	Additions/	Depreciation	June 30,
	2004	(Dispositions)	Expense	2005
Mining	$40,293,704	$—	$—	$40,293,704
Manufacturing	14,015,957	1,832,133	—	15,848,090
Marine vessels	11,200,000	—	—	11,200,000
Materials handling	13,251,773	8,975,587	—	22,227,360
Communications	7,124,351	1,415,246	—	8,539,597
Transportation	7,381,919	1,995,308	—	9,377,227
Natural gas compressors	569,460	—	—	569,460
Office furniture	1,229,069	10,354	—	1,239,423
	95,066,233	14,228,628	—	109,294,861
Less accumulated depreciation	(23,082,445)	22,266	(7,387,579)	(30,447,758)
	$71,983,788	$14,250,894	$(7,387,579)	$78,847,103

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. For the period ended June 30, 2005, no assets were identified as impaired.  Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the six and three month periods ended June 30:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$7,387,579	$4,141,587	$3,899,919	$2,082,860
Impairment losses	—	95,158	—	—
	$7,387,579	$4,236,745	$3,899,919	$2,082,860

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

Direct financing leases:

As of June 30, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2005:

Total minimum lease payments receivable	$6,776,745
Estimated residual values of leased equipment (unguaranteed)	988,063
Investment in direct financing leases	7,764,808
Less unearned income	(709,280)
Net investment in direct financing leases	$7,055,528

All of the property on leases was acquired in 2001, 2002, 2003, 2004, and 2005.

At June 30, 2005, the aggregate amounts of future minimum lease payments are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Six months ending December 31, 2005	$10,819,551	$1,281,870	$12,101,421
Year ending December 31, 2006	18,477,688	2,235,214	20,712,902
2007	12,737,911	1,717,993	14,455,904
2008	8,378,632	1,049,293	9,427,925
2009	6,274,635	486,659	6,761,294
2010	1,073,600	5,716	1,079,316
Thereafter	167,903	—	167,903
	$57,929,920	$6,776,745	$64,706,665

4. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of June 30, 2005, the minimum future payments receivable are as follows:

Six months ending December 31, 2005	$794,947
Year ending December 31, 2006	1,293,606
2007	912,636
2008	463,280
2009	1,818,006
5,282,475
Less portion representing interest	(1,120,626)
$4,161,849

5. Related party transactions:

The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company.  Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment.  Reimbursable costs incurred by AFS are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

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

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Costs reimbursed to Managing Member	$424,322	$314,782	$223,511	$143,485
Asset management fees to Managing Member	486,884	258,894	215,548	113,269
	$911,206	$573,676	$439,059	$256,754

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the six month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $199,685 and $257,616, respectively. During the three month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $90,864 and $173,149, respectively.

6. Financing Arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases.  Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2005.

7. Member’s capital:

As of June 30, 2005, 12,058,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units, including the 50 Units issued to the Initial Members.

The Company’s Net Income, Net Losses, and Distributions, as defined in the Limited Liability Company Operating Agreement, are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Distributions	$5,426,197	$5,427,318	$2,713,098	$2,713,008
Weighted average number of Units outstanding	12,058,516	12,063,266	12,058,516	12,061,516
Weighted average distributions per Unit	$0.45	$0.45	$0.22	$0.22

8. Commitments:

The Company has $16,357,636 in commitments to purchase lease assets as of June 30, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The following table summarizes the expected funding dates for these commitments:

Year ended December 31,	Amount committed
2005	$16,357,636

9. Other Long-term debt:

In August 2002, the Company established a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets.

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

The Company had $28,190,000 outstanding under this program as of June 30, 2005. As of June 30, 2005, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $28,190,000 based on the difference between nominal rates ranging from 3.754% to 4.31% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations.

Borrowings under the Program are as follows:

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
Dated	Amount	June 30,	June 30,	June 30,	Swap
Borrowed	Borrowed	2005	2005	2005	Agreement
02/14/2005	$20,000,000	$18,476,000	$18,476,000	$(47,400)	3.754%
03/22/2005	9,892,000	9,714,000	9,714,000	78,700	4.31%
	$29,892,000	$28,190,000	$28,190,000	$31,300

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities.  It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During 2005 and 2004, the Company’s primary activity was engaging in equipment leasing activities. Through January 15, 2003, the Company had received subscriptions for 12,065,266 Units ($120,652,660). The Company’s offering was terminated as of that date. As of June 30, 2005, 12,058,516 Units ($120,585,160) were issued and outstanding.

A primary source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases.  Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC (“AFS”), ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities.  Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust

Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2005.

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

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see Notes 6 and 9 in the notes to the financial statements in Item 1.

The Company has $16,357,636 in commitments to purchase lease assets as of June 30, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The following table summarizes the expected funding dates for these commitments:

Year ended December 31,	Amount committed
2005	$16,357,636

Cash Flows

During the first half of 2005 and 2004, and for the second quarter of 2005 and 2004, the Company’s primary sources of liquidity was operating lease rents.

In the first six months of 2005 and 2004, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

Rents from direct financing leases accounted for as reductions in the Company’s net investment in direct financing leases and payments received on notes receivable were the primary sources of cash from investing activities in the first half of 2005 and 2004. Cash from direct financing leases has increased to $1,275,712 in the six month period ended June 30, 2005 from $1,014,747 in the six month period ended June, 2004. Cash from direct financing leases has increased to $561,757 in the three month period ended June 30, 2005 from $524,047 in the three month period ended June, 2004. The increases were a result of lease asset acquisitions over the last year. In the first half of 2004, the Company received payment of asset sales proceeds ($4,142,025) that had been due from an affiliate as of December 31, 2003. Cash from the proceeds of asset sales increased from $40,597 to $633,915 for the six month periods ended June 30, 2004 and 2005 and from $19,499 to $633,915 for the three month periods ended June 30, 2004 and 2005, respectively. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets, payments of initial direct costs associated with the lease asset purchases and advances on notes receivable.

The table below summarizes utilization percentages for assets acquired during the year ended December 31, 2004 and the period ended June 30, 2005:

	Utilization by Year
Equipment Purchased in:	2005	2004
2005	100%	—
2004	100%	100%

It is the Company’s objective to maintain a 100% utilization rate for all equipment. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

Other uses of cash for investing activities consisted of payments of initial direct costs associated with the lease asset purchases (both 2005 and 2004) and advances on notes receivable (2004 only).

In the first half of 2005, the Company borrowed $29,892,000 as long term financing for assets purchased in 2005 and for repayment of the line of credit. There were no financing sources of cash in for the first half of 2004. In the first half of 2005, financing uses of cash consisted of the repayment of the line of credit, normal debt service payment on the long term debt and distributions to the members. Financing uses of cash in the first half of 2004 consisted of distributions to the members.

Results of Operations

On February 21, 2001, the Company commenced operations. In 2005, operations resulted in net income of $341,082 for the six month period ended June 30 and $96,599 for the three month period then ended. In 2004, operations resulted in a net loss of $424,334 for the six month period ended June 30 and $47,924 for the three month period then ended. The Company’s primary source of revenues is from operating leases.

Depreciation of operating lease assets was $7,387,579 and $4,141,587 during the six month periods ended June 30, 2005 and 2004, respectively. Depreciation of operating lease assets was $3,899,919 and $2,082,860 during the three month periods ended June 30, 2005 and 2004, respectively. Depreciation expense is related to operating lease assets and thus, to operating lease revenues.  Amortization of initial direct costs was $536,005 and $330,802 during the six month periods ended June 30, 2005 and 2004, respectively.  Amortization of initial direct costs was $271,866 and $168,540 during the three month periods ended June 30, 2005 and 2004, respectively. Amortization of initial direct costs has increased in 2005 compared to 2004 as a result of the acquisitions of equipment that have taken place over the last year. Depreciation and amortization are expected to increase in future periods as acquisitions continue.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis. Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. In the opinion of the managing member the impact of the change in prior periods is immaterial.

Asset management fees were $486,884 and $258,894 for the six month periods ended June 30, 2005 and 2004, respectively. Asset management fees were $215,548 and $113,269 for the three month periods ended June 30, 2005 and 2004, respectively. Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As additional assets are acquired, as lease rents are collected and distributions are made to the members, these fees are expected to increase.

Cost reimbursements increased to $424,322 for the six month period ended June 30, 2005 from $314,782 for the comparable period in 2004. Cost reimbursements increased to $223,511 for the three month period ended June 30, 2005 from $143,485 for the comparable period in 2004.

Interest expense was $694,379 and $250,343 for the six month periods ended June 30, 2005 and 2004 respectively. Interest expense was $406,492 and $115,178 for the three month periods ended June 30, 2005 and 2004, respectively. The increase in interest expense is primarily attributable to the purchase and finance of lease assets with long term debt in the first half of 2005.

Results of operations in future periods are expected to vary considerably from those of the first half of 2005 and 2004 as the Company continues to acquire significant amounts of lease assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Also, the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company entered into interest rate swaps, which effectively converted the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company will make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations.

In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings under the receivables funding facility. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company’s financial statements. Specifically, the Company’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Company as of June 30, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member’s chief executive and chief financial officers to ensure the adequacy of the Company’s disclosure and accounting controls and procedures.

The Managing Member’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

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

Date:
August 22, 2005

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant