Form 10-K/A
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2006-07-17
CIK 1125264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable
State the issuer’s revenues for the most recent fiscal year: $12,727,300.
The number of Limited Liability Company Units outstanding as of December 31, 2004 was 12,058,516.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated January 16, 2001, filed pursuant to Rule 424(b) (Commission File No. 333-47196) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California in September 2000. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of January 15, 2003, the Company’s offering was terminated. Subscriptions for a total of 12,065,266 ($120,652,660) Units had been received and accepted.
As of December 31, 2004, 12,058,516 Units ($120,585,160) were issued and outstanding.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
Narrative Description of Business
The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under “High Payout” leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.
The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.
As of December 31, 2004, the Company had purchased equipment with a total acquisition price of $118,038,701. The Company has also invested $8,124,871 in notes receivable.
The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.
During 2004, 2003 and 2002 certain lessees generated significant portions of the Company’s total lease revenues as follows:

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

	Purchase Price Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Mining equipment	$40,453,231	34.28%
Materials handling	27,459,946	23.26%
Manufacturing	21,328,915	18.07%
Marine vessels	11,200,000	9.49%
Communications	7,156,818	6.06%
Office automation	4,037,055	3.42%
Aircraft	2,680,000	2.27%
Furniture and fixtures	2,363,419	2.00%
Natural gas compressors	696,451	0.59%
Test equipment	662,866	0.56%

	$118,038,701	100.00%

	Purchase Price Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Manufacturing	$47,322,281	40.09%
Mining	29,137,836	24.68%
Electric utilities	11,315,397	9.59%
Marine transportation	11,200,000	9.49%
Communications	7,016,446	5.94%
Health Services	4,411,028	3.74%
Land Transportation	3,081,360	2.61%
Air transportation	2,680,000	2.27%
Retail	1,177,902	1.00%
Oil and gas	696,451	0.59%

	$118,038,701	100.00%

Through December 31, 2004, the Company has disposed of certain leased assets as set forth below:

	Original		Excess of Rents
Asset Types	Equipment Cost	Sale Price	Over Expenses*
Manufacturing	$5,633,271	$5,205,964	$1,518,072
Test equipment	1,454,642	74,807	1,837,570
Office automation	1,273,682	781,101	629,794
Furniture and fixtures	169,601	—	204,860
Other	173,833	116,988	145,407

	$8,705,029	$6,178,860	$4,335,703

*	Includes only those expenses directly related to the production of the related rents.
For further information regarding the Company’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
Item 2. PROPERTIES
The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.
Item 3. LEGAL PROCEEDINGS
In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.
Silicon Access Networks, Inc.:
Silicon Access Networks, Inc. (“SAN”) advised AFS on July 8, 2002, that due to a further decline in expectations of future demand for SAN’s products by potential customers in its target markets, SAN’s Board of Directors had directed management to close a branch office located in North Carolina, which occurred in July 2002.
In September 2003, SAN defaulted on its note payable to the Company. Essentially all of the equipment financed was recovered and sold at auction in 2003. Assets remaining in inventory are carried at the estimated net realizable value of approximately $5,200. On December 22, 2003, SAN filed for protection under the Bankruptcy Act. The Company’s remaining claims are unsecured. No amounts relating to the unsecured claims have been included in the financial statements of the Company as of December 31, 2003 and 2004.
Photuris, Inc.:
Photuris, a debtor of the Company, has ceased operations. As of this date, no legal action has been initiated against the debtor. The Company also owns Series C preferred stock of Photuris. The original cost of the stock was $190,158. The value of the stock was written off in the first quarter of 2004. The Company also had a promissory note from Photuris for $300,000. The note has been written down completely during the year ended December 31, 2004. The Company received $44,986 on November 30, 2004, as its share of the proceeds of funds due to the secured creditors. The Company still retains an unsecured claim.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS
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
Distributions
The record holders of units are entitled to certain distributions as provided under the Operating Agreement.
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
The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2004	2003	2002	2001
Net (loss) income per Unit, based on weighted average Units outstanding (Restated)	$(0.16)	$(0.09)	$(0.07)	$0.22
Return of investment (Restated)	1.06	0.97	0.90	0.34

Distributions per Unit, based on weighted average Units outstanding,	0.90	0.88	0.83	0.56
Differences due to timing of distributions	—	0.02	0.07	0.17

Actual distribution rates, per Unit	$0.90	$0.90	$0.90	$0.73

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2004	2003	2002	2001	2000
	Restated	Restated	Restated	Restated
Revenues	$12,727,300	$11,531,560	$7,073,495	$3,393,685	$—
Net (loss) income	$(1,034,432)	$(225,230)	$(50,850)	$625,132	$—
Weighted average Units outstanding	12,062,469	12,035,095	7,280,533	2,167,171	50
Net (loss) income allocated to Other Members	$(1,914,481)	$(1,087,372)	$(538,604)	$526,753	$—
Net (loss) income per Unit, based on weighted average Units outstanding	$(0.16)	$(0.09)	$(0.07)	$0.24	$—
Distributions per Unit, based on weighted average Units outstanding	$0.90	$0.88	$0.83	$0.56	$—
Total Assets	$91,160,186	$86,533,350	$88,973,776	$36,933,834	$600
Total Members’ Capital	$71,960,299	$84,762,125	$87,549,292	$36,349,172	$600
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events, other than as required by law.
This Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Capital Equipment Fund IX, LLC Financial Statements. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.
Restated Financial Results
Initial Direct Costs to Originate or Acquire Loans and Leases
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For periods prior to January 1, 2002, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) increasing IDC costs by $116,654 with a corresponding decrease in acquisition expense, and (2) increasing IDC amortization expense by $13,250 with a corresponding increase in accumulated amortization. For the years ended 2002, 2003 and 2004, similar adjustments were made to restate IDC costs and related IDC amortization expense. The adjustments in these years resulted in: (1) acquisition expenses increasing by $610,751, $1,008,112 and $655,283 with corresponding decreases in IDC costs for the years 2002, 2003 and 2004 of $610,751, $1,008,112, and $655,283. Additionally, in 2004, acquisition expenses were increased by $371,501 primarily due to recording expenses when incurred versus paid through a detailed review of cash disbursements in 2005. This increase in acquisition expenses had corresponding increase in accounts payable Managing Member and accounts payable other of $312,962 and $58,539, respectively. For the year ended

2002, IDC amortization expense increased by $13,795 with a corresponding increase in accumulated amortization. For the years ended 2003 and 2004, IDC amortization expense decreased by $146,113 and $361,307 with corresponding decreases in accumulated amortization, respectively.
Syndication Costs
The Company’s Managing Member determined that certain of AFS’ labor costs incurred directly to syndicate subscriptions for the Company’s Units had not been reimbursed to AFS as per the Operating Agreement. As a result, the Company restated other members’ capital and accounts payable Managing Member. For the periods prior to January 1, 2002, adjustments were made to decrease other members’ capital by $227,387 with corresponding increases in accounts payable Managing Member. For the years ended 2002 and 2003, similar adjustments were made to restate other members’ capital and accounts payable Managing Member. The adjustments in these years resulted in other members’ capital decreasing by $427,274 and $59,940 with corresponding increases in accounts payable Managing Member, respectively. No adjustment was necessary for 2004.
Accrued liabilities
The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
For the periods prior to January 1, 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing costs reimbursement to Managing Member and other expense by $32,768 and $29,680, respectively, with corresponding increases to accounts payable Managing Member, and (2) decreasing other members’ capital by $15,000 with a corresponding increase to accounts payable other.
For the year ended 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing operating expenses, which include cost reimbursement to Managing Member, loan fee amortization, interest expense, professional fees and other expense, by $38,668 with a corresponding increase to accounts payable other of $35,668 and a decrease in other assets of $3,000, and (2) decreasing insurance expense by $9,214 with a corresponding increase to other assets.
For the year ended 2003, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include loan fee amortization, interest expense and professional fees, by $32,679 with a corresponding increase to accounts payable other of $26,679 and a decrease in other assets of $6,000, and (2) decreasing certain operating expenses, which include cost reimbursement to Managing Member, insurance expense and other expense, by $78,433 with a corresponding decrease to accounts payable Managing Member of $12,231 and accounts payable other of $66,202.
For the year ended 2004, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include loan fee amortization, interest expense, insurance expense and other expense by $137,460 with a corresponding decrease other assets of $6,000 and an increase to accounts payable other of $131,460, and (2) decreasing certain operating expenses, which include cost reimbursement to Managing Member and professional services, by $27,647 with a corresponding decrease to accounts payable managing member of $21,780 and accounts payable other $5,867.
Effect to net income/(loss) and Members’ capital
The above adjustments to IDC cost and related amortization as well as period-end accrued liabilities had the effect of increasing 2004 net loss by $775,290 or $0.07 per Limited Liability Company Unit, decreasing 2003 net income by $816,245 or $0.07 per Limited Liability Company Unit and decreasing 2002 net income by $654,000 or $0.09 per Limited Liability Company Unit. Members’ capital was accordingly reduced in 2004, 2003 and 2002 as a result. The cumulative income statement adjustments to periods prior to January 1, 2002 had the effect of increasing net income by $40,956, which increased net income per Limited Liability Company Unit by $0.02 and correspondingly increased Members’ capital.
In addition to the above, Members’ capital was reduced by an additional $59,940, $412,274 and $242,387 primarily due to the above syndication costs adjustments for the years 2003 and 2002 and for periods prior to January 1, 2002, respectively. For 2004, there was no additional effect to Members capital as syndication activities ceased in 2003.
The net impact of the restatements decreased total Members’ capital by $2,919,180 as of December 31, 2004 to $71,960,299 which represents approximately a 2% reduction to the original $120,000,000 in capital contributions. See Note 3 to the Company’s Financial Statements for further discussion.
Capital Resources and Liquidity
The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of January 15, 2003, the offering was concluded. As of that date, subscriptions for 12,065,216 Units had been received. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364

Amount borrowed by the Company under the acquisition facility	(17,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(13,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.
The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
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
If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see Notes 9 and 13 in the notes to the financial statements in Item 8.

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
In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $385,000 and $238,000 in 2004 and 2003, respectively, and are included in interest expense in the Company’s statement of operations.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
As of December 31, 2004, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2005, generated from operations in 2004.
The Company commenced regular distributions, based on cash flows from operations, beginning with the month of February 2001. The distribution was made in April 2001 and additional distributions have been consistently made through December 2004. See Items 5 and 6 of this report for additional information regarding distributions.
Cash Flows
2004 vs. 2003 (Restated):
In both 2004 and 2003, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $511,528 from $7,986,606 in 2003 to $8,498,134 in 2004. The increase is largely the result of increases in revenues. Revenues increased $1,195,740 from $11,531,560 in 2003 to $12,727,300 in 2004. This increase in revenues resulted in an increase in earnings before considering accounting losses on securities sales and foreign exchange, gains on sales of lease assets, depreciation of operating lease assets, amortization of initial direct costs and provisions for losses and doubtful accounts of $1,325,233. Offsetting this increase in earnings before non-cash charges was primarily an increased cash use to purchase additional other assets of $572,022 and an increase in accounts receivable of $323,605 compared to 2003 and a slight increase in liabilities of $81,922.
In 2004 and 2003, usages of cash from investing activities consisted of purchases of equipment on operating and direct financing leases and advances on notes receivable. Equipment purchases on operating and direct financing leases increased by $24,731,786 from $17,829,513 in 2003 to $42,561,299 in 2004. Advances in notes receivables leases increased by $5,364,124 from $46,196 in 2003 to $5,410,320 in 2004. The primary sources of cash from investing activities were payments received from: (1) AFS for the sale of certain assets, and (2) customers on direct financing leases. At December 31, 2003, the Company had a receivable from AFS of $4,142,025 with respect to the sale of certain assets. AFS subsequently paid the Company in 2004. The sale was part of a larger sale of assets to a third party. Customer payments on direct financing leases increased $1,564,229 from $929,968 in 2003 to $2,494,197 in 2004. In addition to the above uses and sources, the following effected cash generated from investing activities. Proceeds from sale of lease assets decreased by $5,275,315 from $5,370,886 in 2003 to $95,571 in 2004.

In 2004, the main source of cash from financing activities was $17,000,000 of draw downs on the line of credit. In 2003, the only source of cash from financing activities was the proceeds of $10,281,250 from the public offering of the Company’s Units. The offering was concluded in January 2003. Cash from the public offering proceeds in 2003 was used to pay the costs of the offering in the amount of $1,346,047. In 2004, the borrowings under the line of credit were used to acquire additional lease assets.
2003 vs. 2002 (Restated):
In both 2003 and 2002, the primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $2,624,579 from $5,362,027 in 2002 to $7,986,606 in 2003. The increase is largely the result of increases in revenues. Revenues increased by $4,458,065 from $7,073,495 in 2002 to $11,531,560 in 2003. This increase in revenues resulted in an increase in earnings before considering accounting gains on sales of lease assets, depreciation of operating lease assets, amortization of initial direct costs, amortization of loan fees and provisions for losses and doubtful accounts of $2,725,169, which essentially accounts for the increase in cash flow from operations.
In 2003 and 2002, sources of cash from investing activities consisted of: (1) proceeds from sales of lease assets, (2) customer payments on direct financing leases and (3) payments received on notes receivable. Sales proceeds increased by $4,621,478 from $749,408 in 2002 to $5,370,886 in 2003. Customer payments on direct financing leases increased by $709,277 from $220,691 in 2002 to $929,968 in 2003. Customer payments on notes receivable generated $506,974 of cash in 2003. However, it decreased by $451,284 from $958,258 in 2002
In 2003 and 2002, usages of cash from investing activities consisted of: (1) purchase of equipment on operating and direct financing leases, (2) the generation of a receivable from AFS for certain asset sales, (3) payments to AFS for initial direct costs, and (4) an increase in notes receivable advances. Purchases of equipment on operating and direct financing leases used $30,873,421 in 2002 and $17,829,513 in 2003. However, the Company spent $17,827,518 less on operating lease equipment purchases in 2003 compared to 2002 and $4,783,610 more on direct financing lease equipment. At December 31, 2003, the Company recorded a receivable from AFS in the amount of $4,142,025 with respect to the sale of certain assets. The sale was part of a larger sale of assets to a third party. See Note 6 to the financial statements included in Item 8 of Part I of this report on Form 10K/A for further details. Payments to AFS for initial direct costs increased by $25,985 from $481,890 in 2002 to $507,875 in 2003. Advances on customer notes receivable used $46,196 in cash during 2003. However, this use was $985,409 less than in 2002.
In both 2003 and 2002, the only source of cash from financing activities was the proceeds from the public offering of the Company’s Units. Proceeds from the public offering decreased by $56,471,070 from $66,752,320 in 2002 to $10,281,250 in 2003 as the offering was concluded in January of 2003. Cash in both years was used to pay the costs of the offering of $8,997,969 for 2002 and $1,346,037 for 2003, a decrease of $7,651,932. Distributions to both AFS and other members increased by $4,991,847 from $6,503,381 in 2002 to 11,495,228 in 2003. The amounts distributed: (1) to AFS increased by $374,388 from 487,754 in 2002 to $862,142 in 2003, and (2) to members other than AFS increased by $4,617,459 from $6,015,627 in 2002 to $10,633,086 as a result of the increase in the weighted average number of Units outstanding in 2003 compared to 2002.
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
Results of Operations
As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing activities”). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2004, the results of operations in 2004, 2003 and 2002 are not expected to be comparable to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.
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
The Company acquired $38,082,346 of equipment on operating leases and $4,478,953 of equipment on direct finance leases during 2004. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2002, 2003 and 2004:

Utilization of equipment purchased by year	2004	2003	2002
2004	99%	—	—
2003	100%	100%	—
2002	100%	100%	100%
It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.
2004 vs. 2003 (Restated):
Although revenues increased by $1,195,740 from $11,531,560 in 2003 to $12,727,300 in 2004, the net loss increased by $809,202 from $225,230 in 2003 to $1,034,432 in 2004. Net loss increased primarily as a result of increases in depreciation expense of $1,679,337, interest expense of $183,518, professional fees of $131,845, acquisition expense of $18,672 and insurance expense of $11,515 offset by a decrease in the Company’s provision for losses and doubtful accounts of $202,479.
The increase in revenues was driven primarily by an increase in the investment in operating lease assets of $38,082,346 and the increased investment in notes receivable of $4,478,953. These investments resulted in an increase in revenues of $1,728,069 from operating lease and $289,477 in direct finance leases.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increases in revenues noted above and to the increase in depreciation expense from $7,798,332 in 2003 to $9,477,669 in 2004, an increase of $1,679,337.
Acquisition expenses remained relatively constant from 2003 to 2004 increasing by $18,672 from $1,008,112 in 2003 to $1,026,784 in 2004 primarily because the fund has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activity which is required in order for the Company to initiate leases. As defined by the Company’s operating agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. In addition, amortization of initial direct costs remained relatively constant increasing by $22,273 from $345,264 in 2003 to $367,537 in 2004 primarily because the fund is in a steady acquisition mode.
In 2004, the Company provided $293,868 for losses and doubtful accounts, which was $202,479 less than the amount provided in 2003. In 2004, the amounts provided related to marketable securities available for sale $95,158; accounts receivable $12,000; assets held for lease or sale $16,710; and notes receivable $170,000 compared to 2003 when $496,347 was provided consisting of: assets held for lease or sale $61,712; marketable securities available for sale, included in other assets in the balance sheet $95,000; accounts receivable $13,000; and notes receivable $326,635.
Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expenses increased $182,994 from $258,624 in 2003 to $441,618 in 2004. Factors attributing to this increase over the prior period are franchise taxes, outside services costs and bank charges.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amounts of $16,710 and $61,712 for the years ended December 31, 2004 and 2003, respectively.
2003 vs. 2002(Restated):
Although revenues increased by $4,458,065 from $7,073,495 in 2002 to $11,531,560 in 2003, the net loss increased by $174,380 from a loss of $50,850 in 2002 to a loss of $225,230 in 2003. Net loss increased primarily as a result of increases in depreciation expense of $2,779,209, acquisition expenses of $397,361, costs and fees charged by the managing member of $692,418, provision for losses and doubtful accounts of $496,347, amortization of initial direct costs of $172,505 and other expenses of $94,605.
The increase in revenues was driven primarily by an increase in the investment in operating lease assets of $12,050,633 in 2003 and a full year revenue impact from the 2002 investment in operating lease assets of $29,878,151. Additionally, the increase in investment in direct finance leases of $5,778,880 also contributed additional revenues. The investments resulted in an increase in revenues of $3,492,817 from operating leases and $200,821 from direct finance leases.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increases in revenues noted above and to the increase in depreciation expense from $5,019,123 in 2002 to $7,798,332 in 2003, an increase of $2,779,209.
As a result of the restatement, the Company re-characterized certain amounts previously capitalized as IDC as acquisition related expense. Total acquisition expense increased from $610,751 during 2002 to $1,008,112 in 2003, an increase of $397,361. The increase was reflective of the additional acquisition activity which is required in order for the Company to initiate leases.
Management fees are calculated based on our revenues plus the amounts of proceeds from sales of assets that we generated. The amounts of cash flows on which the fees are based increased by $8,315,116 from $7,134,296 in 2002 to $15,449,412 in 2003. As a result, management fees increased by $421,691 from $264,322 in 2002 to $686,013 in 2003.
Cost reimbursements to AFS increased by $270,727 from $344,362 in 2002 to $615,089 in 2003 primarily as a result of increased operating costs of the Company as its operating activities grew substantially.
In 2003, we provided $496,347 for losses and doubtful accounts. The amounts provided related assets held for lease or sale of $61,712, marketable securities available for sale, included in “other asset” in the balance sheet of $95,000, accounts receivable of $13,000; and notes receivable of $326,635. There were no similar provisions in 2002.
Other expenses decreased by $11,891 from $270,515 in 2002 to $258,624 in 2003. Factors attributing to this decrease are decreases in general office expenses.
The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2003 or 2002.
Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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

Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii)	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.
Critical Accounting Policies
The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.
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
Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.

Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts and notes receivable.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Acquisition Expense:
Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

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
Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. There were no borrowings under this facility through December 31, 2004.
In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund IX, LLC
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002.
San Francisco, California
March 9, 2005,
except for Note 3,
as to which the date is July 12, 2006

ATEL CAPITAL EQUIPMENT FUND IX, LLC
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
ASSETS
Cash and cash equivalents	$1,779,803	$29,429,383
Due from affiliate	8,815	4,142,025
Accounts receivable, net of allowance for doubtful accounts of $16,667 in 2004 and $13,000 in 2003	1,782,230	1,323,526
Notes receivable	4,857,778	268,196
Other assets	838,548	289,310
Investment in securities	62,498	95,158
Investment in equipment and leases, net	81,830,514	50,985,752

Total assets	$91,160,186	$86,533,350

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable:
Managing Member	$1,326,061	$784,261
Other	240,884	858,035
Accrued interest expense	35,880	—
Deposits due lessees	131,017	—
Line of credit obligation	17,000,000	—
Unearned operating lease income	466,045	128,929

Total liabilities	19,199,887	1,771,225

Members’ capital:
Managing Member	—	—
Other Members	71,960,299	84,762,125

Total Members’ capital	71,960,299	84,762,125

Total liabilities and Members’ capital	$91,160,186	$86,533,350

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Revenues:
Leasing activities:
Operating leases	$11,490,794	$9,762,725	$6,269,908
Direct financing leases	605,277	315,801	114,980
Gain (loss) on sales of assets	(30,313)	658,865	107,353
Gain on securities sales and foreign exchange	64,966	—	—
Interest	591,984	741,634	579,486
Other	4,592	52,535	1,768

	12,727,300	11,531,560	7,073,495

Expenses:
Depreciation of operating lease assets	9,477,669	7,798,332	5,019,123
Asset management fees to Managing Member	620,104	686,013	264,322
Acquisition expense	1,026,784	1,008,112	610,751
Cost reimbursements to Managing Member	658,265	615,089	344,362
Provision for losses and doubtful accounts	293,868	496,347	—
Amortization of initial direct costs	367,537	345,264	172,759
Amortization of loan fee	6,000	6,000	3,000
Interest expense	552,914	369,396	344,739
Professional fees	244,614	112,769	103,988
Insurance	72,359	60,844	(9,214)
Other	441,618	258,624	270,515

	13,761,732	11,756,790	7,124,345

Net loss	$(1,034,432)	$(225,230)	$(50,850)

Net income (loss):
Managing Member	$880,049	$862,142	$487,754
Other Members	(1,914,481)	(1,087,372)	(538,604)

	$(1,034,432)	$(225,230)	$(50,850)

Net loss per Limited Liability Company Unit (Other Members)	$(0.16)	$(0.09)	$(0.07)
Weighted average number of Units outstanding	12,062,469	12,035,095	7,280,533
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

			Managing
	Other Members		Member	Total
	Units	Amount
Balance December 31, 2001, as previously reported	4,363,409	$36,550,603	$—	$36,550,603
Cumulative effect of prior period adjustments (see Note 3)	(1,500)	(201,431)	—	(201,431)

Balance December 31, 2001, as restated	4,361,909	36,349,172	—	36,349,172

Capital contributions, as restated	6,675,232	66,752,320	—	66,752,320
Less selling commissions to affiliates	—	(6,340,045)	—	(6,340,045)
Other syndication costs to affiliates, as restated	—	(2,657,924)	—	(2,657,924)
Distributions to Other Members ($0.83 per Unit)	—	(6,015,627)	—	(6,015,627)
Distributions to Managing Member	—	—	(487,754)	(487,754)
Net income (loss), as restated	—	(538,604)	487,754	(50,850)

Balance December 31, 2002, as restated	11,037,141	87,549,292	—	87,549,292

Capital contributions	1,028,125	10,281,250	—	10,281,250
Less selling commissions to affiliates	—	(976,719)	—	(976,719)
Other syndication costs to affiliates, as restated	—	(369,317)	—	(369,317)
Limited Liability Company Units repurchased	(250)	(1,923)	—	(1,923)
Distributions to Other Members ($0.88 per Unit)	—	(10,633,086)	—	(10,633,086)
Distributions to Managing Member	—	—	(862,142)	(862,142)
Net income (loss), as restated		(1,087,372)	862,142	(225,230)

Balance December 31, 2003, as restated	12,065,016	84,762,125	—	84,762,125

Other syndication costs to affiliates	—	22,684	—	22,684
Limited Liability Company Units repurchased	(6,500)	(56,094)	—	(56,094)
Distributions to Other Members ($0.90 per Unit)	—	(10,853,935)	—	(10,853,935)
Distributions to Managing Member	—	—	(880,049)	(880,049)
Net income (loss), as restated		(1,914,481)	880,049	(1,034,432)

Balance December 31, 2004, as restated	12,058,516	$71,960,299	$—	$71,960,299

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Operating activities:
Net loss	$(1,034,432)	$(225,230)	$(50,850)
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on securities sales and foreign exchange	(53,875)	—	—
(Gain) loss on sales of lease assets	30,313	(658,865)	(107,353)
Depreciation of operating lease assets	9,477,669	7,798,332	5,019,123
Amortization of initial direct costs	367,537	345,264	172,759
Amortization of loan fees	6,000	6,000	3,000
Provision for losses and doubtful accounts	293,868	496,347	—
Residual value income	—	—	(201)
Changes in operating assets and liabilities:
Other assets	(555,238)	16,783	(503,231)
Accounts receivable	(462,371)	(138,766)	(11,041)
Accounts payable, Managing Member	541,800	(367,179)	721,533
Accounts payable, other	(617,151)	662,036	136,862
Accrued interest payable	35,880	—	—
Deposits due lessees	131,017	—	—
Unearned operating lease income	337,117	51,884	(18,574)

Net cash provided by operating activities	8,498,134	7,986,606	5,362,027

Investing activities:
Purchases of equipment on operating leases	(38,082,346)	(12,050,633)	(29,878,151)
Purchases of equipment on direct financing leases	(4,478,953)	(5,778,880)	(995,270)
Proceeds from sales of lease assets	95,571	5,370,886	749,408
Receipts from (payments made to) affiliates	4,133,210	(4,142,025)	—
Payments of initial direct costs to Managing Member	(748,750)	(507,875)	(481,890)
Reduction of net investment in direct financing leases	2,494,197	929,968	220,691
Payments received on notes receivable	530,537	506,974	958,258
Note receivable advances	(5,410,319)	(46,196)	(1,031,605)
Purchases of securities	(62,500)	—	—
Write-off of securities	95,158	—	—
Proceeds from sale of securities	53,875	—	—

Net cash used in investing activities	(41,380,320)	(15,717,781)	(30,458,559)

Financing activities:
Borrowings under line of credit	17,000,000	—	—
Capital contributions received	—	10,281,250	66,752,320
(Payment) refund of syndication costs (to) from Managing Member	22,683	(1,346,037)	(8,997,969)
Distributions to Other Members	(10,853,935)	(10,633,086)	(6,015,627)
Distributions to Managing Member	(880,049)	(862,142)	(487,754)
Limited Liability Company Units repurchased	(56,093)	(1,923)	—

Net cash provided by (used in) financing activities	5,232,606	(2,561,938)	51,250,970

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
(CONTINUED)
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Net (decrease) increase in cash and cash equivalents	(27,649,580)	(10,293,113)	26,154,438
Cash and cash equivalents at beginning of period	29,429,383	39,722,496	13,568,058

Cash and cash equivalents at end of period	$1,779,803	$29,429,383	$39,722,496

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$498,054	$349,319	$336,696

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California on September 27, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500) and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.
As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120,652,660).
Pursuant to the Company Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements as of December 31, 2004 and for the two years ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.
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
(Restated)
2. Summary of significant accounting policies (continued):
Investment in notes receivable:
Income from notes receivable is recorded using the financing method of accounting. The Company’s investment in notes receivable is reported as the present value of future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified notes. Notes receivable are charged off on specific identification by AFS.
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are deleted.
Income taxes:
The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2004	2003
Financial statement basis of net assets, as restated	$71,960,299	$84,762,125
Tax basis of net assets (unaudited)	76,841,325	94,208,823

Difference	$4,881,026	$9,446,698

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.
The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003	2002
Net loss per financial statements, as restated	$(1,034,432)	$(225,230)	$(50,850)
Reconciling item — impact due to restatement (Note 3)	775,290	816,245	654,000
Tax adjustments (unaudited):
Adjustment to depreciation expense	(8,062,206)	(6,258,019)	(4,486,980)
Provision for losses and doubtful accounts	98,825	496,347	—
Adjustments to lease revenues	2,645,101	1,450,188	(64,120)

Net loss per federal tax return (unaudited)	$(5,577,422)	$(3,720,469)	$(3,947,950)

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Per unit data:
Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An
impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company’s financial positions or results of operations.
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable, direct finance lease receivables, and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2004 and 2003.
Derivative financial instruments:
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and to carry those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments.
The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact as the Company did not utilize derivatives during 2004, 2003 or 2002.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Revenue recognition:
Direct financing leases
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
Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of the Managing Member AFS. Direct financing leases are charged off on specific identification by AFS the Managing Member.
Acquisition Expense:
Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results:
The Company’s financial statements reflect the restatement of ATEL Capital Equipment Fund IX, LLC as of December 31, 2004 and for each of the three years then ended.
Initial Direct Costs to Originate or Acquire Loans and Leases
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For periods prior to January 1, 2002, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) increasing IDC costs by $116,654 with a corresponding decrease in acquisition expense, and (2) increasing IDC amortization expense by $13,250 with a corresponding increase in accumulated amortization. For the years ended 2002, 2003 and 2004, similar adjustments were made to restate IDC costs and related IDC amortization expense. The adjustments in these years resulted in: (1) acquisition expenses increasing by $610,751, $1,008,112 and $655,283 with corresponding decreases in IDC costs for the years 2002, 2003 and 2004 of $610,751, $1,008,112, and $655,283. Additionally, in 2004, acquisition expenses were increased by $371,501 primarily due to recording expenses when incurred versus paid through a detailed review of cash disbursements in 2005. This increase in acquisition expenses had corresponding increase in accounts payable Managing Member and accounts payable other of $312,962 and $58,539, respectively. For the year ended 2002, IDC amortization expense increased by $13,795 with a corresponding increase in accumulated amortization. For the years ended 2003 and 2004, IDC amortization expense decreased by $146,113 and $361,307 with corresponding decreases in accumulated amortization, respectively.
Syndication Costs
The Company’s Managing Member determined that certain of AFS’ labor costs incurred directly to syndicate subscriptions for the Company’s Units had not been reimbursed to AFS as per the Operating Agreement. As a result, the Company restated other members’ capital and accounts payable Managing Member. For the periods prior to January 1, 2002, adjustments were made to decrease other members’ capital by $227,387 with corresponding increases in accounts payable Managing Member. For the years ended 2002 and 2003, similar adjustments were made to restate other members’ capital and accounts payable Managing Member. The adjustments in these years resulted in other members’ capital decreasing by $427,274 and $59,940 with corresponding increases in accounts payable Managing Member, respectively. No adjustment was necessary for 2004.
Accrued liabilities
The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
For the periods prior to January 1, 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing costs reimbursement to Managing Member and other expense by $32,768 and $29,680, respectively, with corresponding increases to accounts payable Managing Member, and (2) decreasing other members’ capital by $15,000 with a corresponding increase to accounts payable Other.
For the year ended 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing operating expenses, which include cost reimbursement to Managing Member, loan fee amortization, interest expense, professional fees and other expense, by $38,668 with a corresponding increase to accounts payable other of $35,668 and a decrease in other assets of $3,000, and (2) decreasing insurance expense by $9,214 with a corresponding increase to other assets.
For the year ended 2003, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include loan fee amortization, interest expense and

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
professional fees, by $32,679 with a corresponding increase to accounts payable other of $26,679 and a decrease in other assets of $6,000, and (2) decreasing certain operating expenses, which include cost reimbursement to Managing Member, insurance expense and other expense, by $78,433 with a corresponding decrease to accounts payable Managing Member of $12,231 and accounts payable other of $66,202.
For the year ended 2004, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include loan fee amortization, interest expense, insurance expense and other expense by $137,460 with a corresponding decrease other assets of $6,000 and an increase to accounts payable other of $131,460, and (2) decreasing certain operating expenses, which include cost reimbursement to Managing Member and professional services, by $27,647 with a corresponding decrease to accounts payable managing member of $21,780 and accounts payable other $5,867.
Effect to net income/(loss) and Members’ capital
The above adjustments to IDC cost and related amortization as well as period-end accrued liabilities had the effect of increasing 2004 net loss by $775,290 or $0.07 per Limited Liability Company Unit, decreasing 2003 net income by $816,245 or $0.07 per Limited Liability Company Unit and decreasing 2002 net income by $654,000 or $0.09 per Limited Liability Company Unit. Members’ capital was accordingly reduced in 2004, 2003 and 2002 as a result. The cumulative income statement adjustments to periods prior to January 1, 2002 had the effect of increasing net income by $40,956, which increased net income per Limited Liability Company Unit by $0.02 and correspondingly increased Members’ capital.
In addition to the above, Members’ capital was reduced by an additional $59,940, $412,274 and $242,387 primarily due to the above syndication costs adjustments for the years 2003 and 2002 and for periods prior to January 1, 2002, respectively. For 2004, there was no additional effect to Members capital as syndication activities ceased in 2003.
The net impact of the restatements decreased total Members’ capital by $2,919,180 as of December 31, 2004 to $71,960,299 which represents approximately a 2% reduction to the original $120,000,000 in capital contributions.
The following tables represent the effects of the restatement for the correction of these errors on the Company’s financial statements for the indicated periods:

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Restatement adjustments for years ended December 31:

	Adjustment	Adjustment	Adjustment to	Cumulative
	to net loss	to net income	net income	adjustment
	(increase)	increase	increase	prior to
	decrease	(decrease)	(decrease)	January 1,
	2004	2003	2002	2002
Acquisition expenses	$(1,026,784)	$(1,008,112)	$(610,751)	$116,654
Amortization of initial direct costs	361,307	146,113	(13,795)	(13,250)
Cost reimbursement to Managing Member	21,780	12,231	(1,242)	(32,768)
Amortization of loan fee	(6,000)	(6,000)	(3,000)	—
Interest expense	(18,980)	(20,077)	(8,043)	—
Professional fees	5,867	(6,602)	(4,258)	—
Insurance	(48,929)	43,744	9,214	—
Other expense	(63,551)	22,458	(22,125)	(29,680)

Net change in net income and in net loss	(775,290)	(816,245)	(654,000)	40,956

Other syndication costs to affiliates	—	(59,940)	(427,274)	(227,387)
Adjustment to Other Members’ capital	—	—	15,000	(15,000)

Effect of prior period adjustments	$(775,290)	$(876,185)	$(1,066,274)	$(201,431)

Net change in Members’ capital:
Managing Member	$—	$—	$—	$—
Other Members	(775,290)	(876,185)	(1,066,274)	(201,431)

Total Members’ capital	$(775,290)	$(876,185)	$(1,066,274)	$(201,431)

Net change in Other Members’ capital per Limited Liability Company Unit	$(0.07)	$(0.07)	$(0.15)	$(0.09)
Balance Sheets (Condensed) as of December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Assets:
Other assets	$858,464	$838,548	$310,158	$289,310
Investments in securities	—	62,498	—	95,158
Investments in equipment and leases, net	$83,508,789	$81,830,514	$52,057,199	$50,985,752
Total assets	$92,795,879	$91,160,186	$87,530,487	$86,533,350

Liabilities:
Accounts payable Managing Member:	$196,718	$1,326,061	$18,804	$784,261
Accounts payable Other	$86,740	$240,884	$476,740	$858,035
Total liabilities	$17,916,400	$19,199,887	$624,472	$1,771,225

Members’ capital:
Other Members	$74,879,479	$71,960,299	$86,906,015	$84,762,125
Total Members’ capital	$74,879,479	$71,960.299	$86,906,015	$84,762,125

Total liabilities and Members’ capital	$92,795,879	$91,160,186	$87,530,487	$86,533,350

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Statements of Operations (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Revenues	$12,727,300	$12,727,300	$11,531,560	$11,531,560	$7,073,495	$7,073,495

Expenses:
Acquisition expense	$—	$1,026,784	$—	$1,008,112	$—	$610,751
Amortization of initial direct costs	$728,843	$367,537	$491,376	$345,264	$158,964	$172,759
Cost reimbursement to Managing Member	$680,045	$658,265	$627,320	$615,089	$343,120	$344,362
Amortization of loan fee	$—	$6,000	$—	$6,000	$—	$3,000
Interest expense	$533,934	$552,914	$349,319	$369,396	$336,696	$344,739
Professional fees	$250,481	$244,614	$106,167	$112,769	$99,730	$103,988
Insurance	$23,430	$72,359	$104,588	$60,844	$—	$(9,214)
Other	$378,068	$441,618	$281,083	$258,624	$248,390	$270,515

Total expenses	$12,986,442	$13,761,732	$10,940,545	$11,756,790	$6,470,345	$7,124,345

Net income (loss)	$(259,142)	$(1,034,432)	$591,015	$(225,230)	$603,150	$(50,850)

Net income (loss):
Other Members	$(1,139,191)	$(1,914,481)	$(271,127)	$(1,087,372)	$115,396	$(538,604)
Net income (loss) per Limited Liability Company Unit	$(0.09)	$(0.16)	$(0.02)	$(0.09)	$0.02	$(0.07)

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Operating activities:

Net income (loss)	$(259,142)	$(1,034,432)	$591,015	$(225,230)	$603,150		$(50,850)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of initial direct costs	$728,843	$367,537	$491,376	$345,264	$158,964		$172,759
Amortization of loan fees	$—	$6,000	$—	6,000	—		3,000
Changes in operating assets and liabilities:
Other assets	$(485,807)	$(555,238)	$59,999	$16,783	$(465,157)		$(503,231)
Accounts payable, Managing Member	$177,914	$541,800	$(415,712)	$(367,179)	$276,797		$721,533
Accounts payable, other	$(390,000)	$(617,151)	$386,073	$662,036	$66,196		$136,862

Net cash provided by operating activities	$9,561,426	$8,498,134	$8,661,683	$7,986,606	$5,521,904		$5,362,027

Investing activities:
Purchases of equipment on operating leases	$(38,395,198)	$(38,082,346)	$(11,777,539)	$(12,050,633)	$(29,839,551)		$(29,878,151)
Payments of initial direct lease costs to Managing Member	$(1,404,033)	$(748,750)	$(1,515,987)	$(507,875)	$(1,092,641)		$(481,890)
Write-off of securities	$—	$95,158	$—	$—	$—	$

Net cash used in investing activities	$(42,443,612)	$(41,380,320)	$(16,452,799)	$(15,717,781)	$(31,030,710)		$(30,458,559)

Financing activities:
Capital contributions	$—	$—	$10,281,250	$10,281,250	$66,767,320		$66,752,320
(Payment) refund of syndication costs (to) from Managing Member	$22,683	$22,683	$(1,286,096)	$(1,346,037)	$(8,570,695)		$(8,997,969)
Net cash provided by (used in) financing activities	$5,232,606	$5,232,606	$(2,501,997)	$(2,561,938)	$51,663,244		$51,250,970

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investment in equipment and leases, net:
The Company’s investment in leases consists of the following:

			Depreciation /
			Amortization
			Expense or
			Amortization of	Reclassi-
	December 31,		Direct Financing	fications or	December 31,
	2003	Additions	Leases	Dispositions	2004
	Restated	Restated	Restated		Restated
Net investment in operating leases	$43,755,131	$37,832,346	$(9,477,669)	$(127,178)	$71,982,630
Net investment in direct financing leases	6,357,227	4,478,953	(2,494,197)	1,294	8,343,277
Assets held for sale or lease	5,159	250,000	—	—	255,159
Initial direct costs, net of accumulated amortization of $923,928 in 2004 and $556,170 in 2003, as restated	868,235	748,750	(367,537)	—	1,249,448

	$50,985,752	$43,310,049	$(12,339,403)	$(125,884)	$81,830,514

Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $61,712 for the year ended December 31, 2003. No impairment losses were recorded in 2004 or 2002.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2004	2003	2002
Depreciation expense	$9,477,669	$7,798,332	$5,019,123
Impairment losses	—	61,712	—

	$9,477,669	$7,860,044	$5,019,123

All of the property on leases was acquired in 2004, 2003, 2002 and 2001.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investment in equipment and leases, net (continued):
Operating leases:
Property on operating leases consists of the following:

			Reclassi-
	December 31,		fications or	December 31,
	2003	Additions	Dispositions	2004
Mining	$25,521,984	$14,771,720	$—	$40,293,704
Manufacturing	10,749,546	4,246,291	(981,038)	14,014,799
Materials handling	5,879,564	6,675,177	697,032	13,251,773
Marine vessels	11,200,000	—	—	11,200,000
Transportation	—	7,381,919	—	7,381,919
Communications	3,033,933	4,090,418	—	7,124,351
Office furniture	562,248	666,821	—	1,229,069
Natural gas compressors	621,508	—	(52,048)	569,460

	57,568,783	37,832,346	(336,054)	95,065,075
Less accumulated depreciation	(13,813,652)	(9,477,669)	208,876	(23,082,445)

	$43,755,131	$28,354,677	$(127,178)	$71,982,630

The average assumed residual value for assets on operating leases at December 31, 2004 and 2003 were 26% and 28% of the assets original cost, respectively.
Direct financing leases:
As of December 31, 2004, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2004 and 2003:

	2004	2003
Total minimum lease payments receivable	$8,248,342	$6,752,281
Estimated residual values of leased equipment (unguaranteed)	1,048,243	649,809

Investment in direct financing leases	9,296,585	7,402,090
Less unearned income	(953,308)	(1,044,863)

Net investment in direct financing leases	$8,343,277	$6,357,227

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investment in equipment and leases, net (continued):
At December 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

		Direct
	Operating	Financing
Year ending December 31,	Leases	Leases	Total
2005	$16,703,784	$2,881,912	$19,585,696
2006	15,057,193	2,301,634	17,358,827
2007	9,398,145	1,653,624	11,051,769
2008	5,837,295	984,876	6,822,171
2009	4,147,171	426,296	4,573,467
Thereafter	497,291	—	497,291

	$51,640,879	$8,248,342	$59,889,221

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 – 40
Marine Vessels	20 – 30
Manufacturing	10 – 20
Materials Handling	7 – 10
Transportation	7 – 10
Office Furniture	7 – 10
Natural Gas Compressors	7 – 10
Communications	3 – 5
5. Notes receivable:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of December 31, 2004, the minimum future payments receivable are as follows:

Year ending December 31,
2005	$1,798,899
2006	1,365,313
2007	822,598
2008	457,030
2009	1,818,006

6,261,846
Less portion representing interest	(1,404,068)

$4,857,778

6. Related party transactions:
The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
6. Related party transactions (continued):
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
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.
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
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows during each of the years ended December 31:

	2004	2003	2002
	Restated	Restated	Restated
Selling commissions (equal to 9.5% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital)	$—	$976,719	$6,340,045
Reimbursement of other syndication costs to Managing Member, as restated	(22,683)	369,318	2,657,923
Administrative costs reimbursed to Managing Member, as restated	658,266	615,089	344,362
Acquisition costs paid to Managing Member, as restated	1,026,784	1,008,112	610,751
Initial direct costs paid to Managing Member, as restated	748,750	507,875	481,890
Asset management fees to Managing Member	620,104	686,013	264,322

	$3,031,221	$4,163,126	$10,699,293

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004, 2003, and 2002, the Managing Member made such payments of $461,697, $325,920, and $162,669, respectively.
On December 31, 2003, the Company sold certain assets subject to operating leases and direct financing leases to the lessee. The assets being sold were a part of a larger sale involving the sale of assets belonging to an affiliate of the Company. On December 31, 2003, the lessee/purchaser sent the proceeds of the sale by wire transfer to the account of the Company’s affiliate. The funds belonging to the Company were transferred to the Company on the next business day.
7. Members’ capital:
As of December 31, 2004, 12,058,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
8. Concentration of credit risk and major customers:
The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment upon default.
As of December 31, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2004	2003
Manufacturing	36%	40%
Mining	26%	17%
Electric utilities	15%	23%
Marine transportation	11%	17%
During 2004, two customers comprised 14% and 10% of the Company’s revenues from leases. During 2003, three customers comprised 15%, 14% and 11% of the Company’s revenues from leases. During 2002, three customers comprised 23%, 17% and 11% of the Company’s revenues from leases.
9. Line of credit:
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364

Amount borrowed by the Company under the acquisition facility	(17,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(13,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.
The Company has not borrowed under the line of credit. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
10. Fair value of financial instruments:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Notes receivable:
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company’s notes receivable at December 31, 2004 is $4,857,778.
Line of credit:
The carrying amount of the Company’s variable line of credit approximates fair value.
11. Selected quarterly data (unaudited):
The following unaudited selected quarterly data for the quarters ended March 31, June 30, September 30 and December 31, 2003 and March 31, June 30, September 30 and December 31, 2004 have been restated. The restated quarterly financial information depicted below reflects prior period adjustments principally in the following areas: (a) adjustments described in Note 3, above, including re-characterization as expense of amounts previously capitalized as IDC for the first, second, third and fourth quarters of 2003 and 2004, (b) adjustments of amounts previously expensed as lease acquisition costs capitalized as IDC for the fourth quarters of 2003 and 2004, (c) adjustments to decrease IDC amortization expense for all quarters of 2003 and 2004, and (d) to record franchise tax fees when incurred during the first, second , third and fourth quarters of 2003 rather than during the quarters in which they were paid, as previously reported.
The prior period adjustments resulted in (a) changes in our unaudited Net income (loss) of $(366,355), $(421,956), $(33,744) and $5,790 during the three-month periods ended March 31, June 30, September 30 and December 31, 2003 and $(30,210), $(303,728), $(128,447) and $312,905 during the three-month periods ended March 31, June30, September 30 and December 31, 2004, and (b) changes in our Net income (loss) per Limited Liability Company Unit of $(.03), $(.03), $(0.00) and $(0.01) during the three-month periods ended March 31, June 30, September 30 and December 31, 2003 and $(0.00), $(0.02), $(0.02) and $(0.03) during the three-month periods ended March 31, June30, September 30 and December 31, 2004, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
11. Selected quarterly data (unaudited) (continued):
The Company’s 2003 and 2004 unaudited selected quarterly financial information, as restated, is as follows:

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Quarter ended	Restated	Restated	Restated	Restated
Total revenues	$2,440,826	$2,808,832	$2,801,887	$3,480,015

Net income (loss)	$(175,855)	$(182,126)	$(287,409)	$420,160

Net income (loss) per Limited Liability Company Unit	$(0.03)	$(0.03)	$(0.04)	$0.01

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Quarter ended	Restated	Restated	Restated	Restated
Total revenues	$2,756,796	$2,795,334	$3,173,112	$4,002,058

Net income (loss),	$(406,620)	$(351,652)	$(115,280)	$(160,880)

Net loss per Limited Liability Company Unit	$(0.05)	$(0.05)	$(0.03)	$(0.03)
12. Commitments:
At December 31,2004, there were commitments to purchase lease asset totaling approximately $23,043,690
13. Credit facility:
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
As of December 31, 2004, the Company had not borrowed under the facility. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $385,000 and $238,000 in 2004 and 2003, respectively, and are included in interest expense in the Company’s statement of operations.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
14. Reserves, impairment losses and provisions for doubtful accounts:
The Company’s reserves for losses are as follows:

			Notes	Accounts
	Reserve for	Realized	receivable-	receivable-
	losses on	losses on	allowance for	allowance for
	assets held for	marketable	doubtful	doubtful
	sale or lease	securities	accounts	accounts	Total
Balance December 31, 2002	$—	$—	$—	$—	$—
Provision for losses and doubtful accounts	61,712	95,000	326,635	13,000	496,347
Write-offs	(61,712)	(95,000)	(326,635)	—	(483,347)

Balance December 31, 2003	—	—	—	13,000	13,000
Provision for losses and doubtful accounts	16,710	95,158	170,000	12,000	293,868
Write-offs	(16,710)	(95,158)	(170,000)	(8,333)	(290,201)

Balance December 31, 2004	$—	$—	$—	$16,667	$16,667

15. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Company’s financial statements have been restated. The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Company’s financial statements for the year ended December 31, 2004, 2003 and 2002 constituted a material weakness in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133, amended by SFAS Nos. 137, 138 and 139); and e) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Managing Member’s internal control over financial reporting. These corrective actions are as follows:
With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.
With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Operating Agreement.
With regard to identifying and estimating liabilities in the correct period the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a search for a Chief Accounting Officer has been initiated; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 47, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2004.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 11. EXECUTIVE COMPENSATION
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2002 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.
Asset Management Fee
The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.
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
Asset Management Fee Limit:
The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company’s term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS’s Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.
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
An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder’s Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.
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
A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.
See Note 7 to the financial statements included in Item 8 for amounts paid.
Managing Member’s Interest in Operating Proceeds
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004, 2003 and 2002.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

	(2)	(3)
(1)	Name and Address of Beneficial	Amount and Nature of	(4)
Title of Class	Owner	Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0004%
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$155,243	$37,889
Audit related fees	—	—
Tax fees	29,838	19,150
Other	—	—

	$185,081	$57,039

The Company has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-K for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2004 and 2003

Statements of operations for the years ended December 31, 2004, 2003 and 2002

Statement of Changes in Members’ Capital for the years ended December 31, 2004, 2003 and 2002

Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective January 16, 2001, (File Number 333-47196) is hereby incorporated herein by reference this reference.
(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: 7/17/2006

ATEL Capital Equipment Fund IX, LLC (Registrant)

By:	ATEL Financial Services, LLC,
Managing Member of Registrant

	By:	/s/ Dean L. Cash
Dean Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

	By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash	President and Chief Executive Officer of	7/17/2006
Dean Cash	ATEL Financial Services, LLC (Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of	7/17/2006
Paritosh K. Choksi	ATEL Financial Services, LLC (Managing Member)
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K/A, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.