Form 10-K/A
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2006-08-08
CIK 1125264

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
In 2003 and 2002, sources of cash from investing activities consisted of: (1) proceeds from sales of lease assets, (2) customer payments on direct financing leases and (3) payments received on notes receivable. Sales proceeds increased by $4,621,478 from $749,408 in 2002 to $5,370,886 in 2003. Customer payments on direct financing leases increased by $709,277 from $220,691 in 2002 to $929,968 in 2003. Customer payments on notes receivable generated $506,974 of cash in 2003. However, it decreased by $451,284 from $958,258 in 2002.
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
/s/ ERNST & YOUNG LLP
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
Changes in internal control
The Managing Member has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Managing Member’s internal control over financial reporting. These corrective actions are as follows:
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
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Liability Company Operating Agreement.
With regard to identifying and estimating liabilities in the correct period the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
With regard to the proper accounting and related disclosures of the Company’s investment in warrants, the Managing Member has reviewed the accounting guidance, and a policy has been developed. This policy includes: (1) obtaining, when possible, directly from portfolio companies data on the per share value of their latest round of funding, (2) searching publicly avilable databases to determine status of initial public offerings by the portfolio companies, and (3) when required per policy, running the Black-Scholes option pricing model to determine carrying values on certain warrants where values are not determined based upon a contract between both parties.
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