Form 10-Q
period 2005-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2006-12-21
CIK 1125264

Form 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from          to
Commission File number 000-50210
ATEL Capital Equipment Fund IX, LLC
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	94-3375584 (I. R. S. Employer Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)
Registrant’s telephone number, including area code (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐     Not applicable
The number of Limited Liability Company Units outstanding as of September 30, 2005 was 12,057,516.
DOCUMENTS INCORPORATED BY REFERENCE
None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATEL CAPITAL EQUIPMENT FUND IX, LLC
BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and cash equivalents	$2,692,891	$1,779,803
Due from affiliate	—	8,815
Accounts receivable, net of allowance for doubtful accounts of $2,895 at September 30, 2005 and $16,667 at December 31, 2004	1,026,355	1,782,230
Notes receivable, net of unearned interest income of $996,440 at September 30, 2005 and $1,404,068 at December 31, 2004	3,919,591	4,857,778
Prepaids and other assets	181,048	838,548
Interest rate swap contracts	217,000	—
Investment in securities	62,498	62,498
Investments in equipment and leases, net of depreciation and amortization of $35,319,677 at September 30, 2005 and $23,082,445 at December 31, 2004	83,937,794	81,830,514

Total assets	$92,037,177	$91,160,186

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,120,863	$1,326,061
Accrued distributions to Other Members	1,210,234	—
Other	447,948	276,764
Deposits due lessees	140,132	131,017
Acquisition facility obligation	1,000,000	17,000,000
Receivables funding program obligation	24,872,000	—
Unearned operating lease income	1,395,040	466,045

Total liabilities	30,186,217	19,199,887

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	61,850,960	71,960,299

Total Members’ capital	61,850,960	71,960,299

Total liabilities and Members’ capital	$92,037,177	$91,160,186

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF OPERATIONS
NINE AND THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$5,192,000	$2,822,119	$15,095,908	$7,836,301
Direct financing leases	97,927	158,402	339,488	451,417
Gain on sales of assets	98,195	3,539	133,607	13,608
Interest on notes receivable	124,186	123,966	419,619	202,206
Other revenue	40,976	65,086	76,604	221,710

Total revenues	5,553,284	3,173,112	16,065,226	8,725,242

Expenses:
Depreciation of operating lease assets	4,352,055	2,373,708	12,314,024	6,610,453
Asset management fees to Managing Member	328,797	179,641	815,681	438,535
Acquisition expense	90,487	232,886	446,926	721,978
Cost reimbursements to Managing Member	228,863	191,975	660,002	484,978
Provision for losses and doubtful accounts	(4,104)	12,000	(13,771)	204,000
Amortization of initial direct costs	145,631	98,672	434,460	253,763
Amortization of loan fee	1,500	1,500	4,500	4,500
Interest expense	460,485	108,841	1,107,763	340,243
Professional fees	129,724	13,490	193,597	180,013
Insurance	19,746	(9,991)	48,341	39,056
Other	55,057	85,670	220,187	321,275

Total operating expenses	5,808,241	3,288,392	16,231,710	9,598,794
Other income, net	186,356	—	171,196	—

Net income (loss)	$(68,601)	$(115,280)	$4,712	$(873,552)

Net income (loss):
Managing Member	$219,996	$159,038	$758,085	$660,055
Other Members	(288,597)	(274,318)	(753,373)	(1,533,607)

	$(68,601)	$(115,280)	$4,712	$(873,552)

Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.02)	$(0.06)	$(0.13)
Weighted average number of Units outstanding	12,058,103	12,058,516	12,058,377	12,061,766
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE
NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2003	12,065,016	$84,762,125	$—	$84,762,125
Other syndication cost to affiliates	—	22,684	—	22,684
Limited Liability Company Units repurchased	(6,500)	(56,094)	—	(56,094)
Distributions to Other Members ($0.90 per Unit)	—	(10,853,935)	—	(10,853,935)
Distributions to Managing Member	—	—	(880,049)	(880,049)
Net income (loss)	—	(1,914,481)	880,049	(1,034,432)

Balance December 31, 2004	12,058,516	71,960,299	—	71,960,299
Limited Liability Company Units repurchased	(1,000)	(6,257)	—	(6,257)
Distributions to Other Members ($0.78 per Unit)	—	(9,349,709)	—	(9,349,709)
Distributions to Managing Member	—	—	(758,085)	(758,085)
Net income (loss)	—	(753,373)	758,085	4,712

Balance September 30, 2005	12,057,516	$61,850,960	$—	$61,850,960

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
NINE AND THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$(68,601)	$(115,280)	$4,712	$(873,552)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(98,195)	(3,539)	(133,607)	(13,608)
Depreciation of operating lease assets	4,352,055	2,373,708	12,314,024	6,610,453
Amortization of initial direct costs	145,631	98,672	434,460	253,763
Provision for losses and doubtful accounts	(4,104)	12,000	(13,771)	204,000
Gain on interest rate swap contracts	(185,700)	—	(217,000)	—
Gain on sale of securities	(1,279)	—	(7,529)	—
Changes in operating assets and liabilities:
Accounts receivable	1,878,036	396,502	769,646	408,840
Prepaids and other assets	(16,748)	(11,855)	657,499	60,363
Accounts payable, Managing Member	(36,301)	(315,083)	(205,198)	122,973
Accounts payable, other	(387,800)	(324,541)	171,184	(681,109)
Deposits due lessees	—	9,857	9,115	187,291
Unearned operating lease income	407,879	(29,206)	928,995	47,316

Net cash provided by operating activities	5,984,873	2,091,235	14,712,530	6,326,730

Investing activities:
Purchases of equipment on operating leases	(2,387,947)	(5,325,745)	(16,606,263)	(9,951,454)
Purchases of equipment on direct financing leases	(27,605)	(1,877,314)	(402,785)	(2,998,913)
Proceeds from sales of lease assets	45,403	10,001	695,071	50,598
Receipts from affiliates	—	469,838	8,815	4,142,025
Payments of initial direct costs	(78,390)	(276,457)	(480,077)	(464,474)
Reduction of net investment in direct financing leases	1,017,937	686,317	2,245,586	1,701,064
Note receivable advances	—	(998,771)	(261,605)	(4,405,267)
Proceeds from sale of securities	1,279	—	7,529	—
Payments received on notes receivable	282,957	265,661	1,026,104	551,776

Net cash used in investing activities	(1,146,366)	(7,046,470)	(13,767,625)	(11,374,645)

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
(CONTINUED)
NINE AND THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Financing activities:
Borrowings (repayments) under acquisition facility	1,000,000	—	(16,000,000)	—
Borrowings (repayments) under receivables funding program	(3,318,000)	—	24,872,000	—
Refund of syndication costs from Managing Member	—	21,339	—	22,684
Distributions to Other Members	(2,713,279)	(2,713,368)	(8,139,475)	(8,140,686)
Distributions to Managing Member	(219,995)	(159,039)	(758,085)	(660,056)
Limited Liability Company Units repurchased	(6,257)	(23,343)	(6,257)	(46,093)
Rescissions of capital contributions	—	—	—	(10,000)

Net cash used in financing activities	(5,257,531)	(2,874,411)	(31,817)	(8,834,151)

Net increase (decrease) in cash and cash equivalents	(419,024)	(7,829,646)	913,088	(13,882,066)
Cash and cash equivalents at beginning of period	3,111,915	23,376,963	1,779,803	29,429,383

Cash and cash equivalents at end of period	$2,692,891	$15,547,317	$2,692,891	$15,547,317

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$416,658	$107,820	$1,099,817	$358,163

Cash paid during the period for taxes	$—	$1,754	$68,274	$92,441

Schedule of non-cash transactions:
Distributions declared and payable to Other Members at period-end	$1,210,234	$—	$1,210,234	$—

Change in fair value of interest rate swap contracts	$185,700	$—	$217,000	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California on September 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2019. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.
As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120,652,660). Subsequent to January 15, 2003, units totaling 7,750 were rescinded and funds returned to investors.
As of September 30, 2005, 12,057,516 Units ($120,575,160) were issued and outstanding
Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 5). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement.
These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Cash and cash equivalents:
Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.
Accounts receivable:
Accounts receivable represent the amounts billed under operating and direct financing lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.
Direct financing leases and related revenue recognition:
Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are charged off to expense on a specific identification basis.
Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.
Equipment on operating leases and related revenue recognition:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.
Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are charged off to expense on a specific identification basis.
Notes receivable are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status on a case by case basis.
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company’s notes receivable at September 30, 2005 is $3,919,591.
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.
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
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Segment reporting:
The Company adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.
The Company’s chief operating decision makers are the Managing Member’s Chief Operating Officer and its Chief Executive Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.
The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended September 30,
		% of		% of
	2005	total	2004	total
Revenue:
United States	$15,025,648	94%	$8,576,387	98%
United Kingdom	827,991	5%	—	0%
Canada	211,587	1%	148,855	2%

Total International	1,039,578	6%	148,855	2%

Total	$16,065,226	100%	$8,725,242	100%

	As of September 30,
		% of		% of
	2005	total	2004	total
Long-lived tangible assets:
United States	$79,824,042	91%	$57,407,343	96%
United Kingdom	5,588,143	6%	—	0%
Canada	2,445,200	3%	2,607,826	4%

Total International	8,033,343	9%	2,607,826	4%

Total	$87,857,385	100%	$60,015,169	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.
Foreign currency transactions:
Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the nine months ended September 30, 2005, the Company recognized a foreign currency loss of $109,608, which is included in other income, net.
Investment in securities
Purchased securities
Purchased securities are not registered for public sale and are carried at lower of cost or market at the end of the period as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.
Warrants
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2005, the Managing Member determined the estimated fair value of the warrants to be nominal in amount.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
2. Summary of significant accounting policies (continued):
Income taxes:
The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy taxes on partnerships.
Other income, net:
Other income consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the nine months ended September 30, 2005, other income was comprised primarily of: (1) a favorable fair value adjustment on interest rate swap contracts of $217,000; and (2) recoveries of doubtful accounts of $63,804 with a foreign currency loss of $109,608 offsetting the adjustment and recovery.
Per unit data:
Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.
Recent accounting pronouncements:
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
3. Notes receivable, net:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 9% to 22%. The notes are secured by the equipment financed. As of September 30, 2005, the minimum future payments receivable are as follows:

Three months ending December 31, 2005	$390,905
Year ending December 31, 2006	1,293,606
2007	912,636
2008	463,280
2009	1,818,006
Thereafter	—

4,878,433
Initial direct costs paid to Managing Member, net of accumulated amortization of $58,446	37,598
Less: portion representing interest	(996,440)

$3,919,591

For the nine month period ended September 30, 2005, IDC amortization expense related to notes receivable was $43,536. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $390,924, total IDC amortization expense was $434,460.
For the nine months ended September 30, 2005, capitalized IDC was $23,107 related to notes funded.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
4. Investment in equipment and leases, net:
The Company’s investment in equipment leases consists of the following:

			Depreciation/
			Amortization
			Expense or
		Reclassifications	Amortization
	Balance	&	of Direct	Balance
	December 31,	Additions/	Financing	September 30,
	2004	Dispositions	Leases	2005
Net investment in operating leases	$71,982,630	$16,558,622	$(12,314,024)	$76,227,228
Net investment in direct financing leases	8,343,277	(307,910)	(1,837,428)	6,197,939
Assets held for sale or lease	255,159	—	—	255,159
Initial direct costs, net of accumulated amortization of $998,236 in 2005 and $923,928 in 2004	1,249,448	398,944	(390,924)	1,257,468

Total	$81,830,514	$16,649,656	$(14,542,376)	$83,937,794

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2005 for asset purchase commitments.
For the nine months ended September 30, 2005, IDC amortization expense related to operating and direct finance leases was $390,924. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $43,536, total IDC amortization expense was $434,460.
Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2004, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $95,158 for the nine month period ended September 30, 2004. No impairment losses were recorded for the nine month period ended September 30, 2005.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the following nine and three month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$4,352,055	$2,373,708	$12,314,024	$6,515,295
Impairment losses	—	—	—	95,158

Total	$4,352,055	$2,373,708	$12,314,024	$6,610,453

All of the property on leases was acquired in 2005, 2004, 2003, 2002 and 2001.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
4. Investment in equipment and leases, net (continued):
Operating leases:
Property on operating leases consists of the following:

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2004	Additions	or Dispositions	2005
Mining	$40,293,704	$—	$—	$40,293,704
Materials handling	13,251,773	10,736,680	(1,051,239)	22,937,214
Manufacturing	14,014,799	2,462,141	913,340	17,390,280
Marine vessels	11,200,000	—	—	11,200,000
Transportation	7,381,919	2,045,980	(50,672)	9,377,227
Communications	7,124,351	1,415,246	—	8,539,597
Office furniture	1,229,069	10,354	—	1,239,423
Natural gas compressors	569,460	—	—	569,460

	95,065,075	16,670,401	(188,571)	111,546,905
Less accumulated depreciation	(23,082,445)	(12,314,024)	76,792	(35,319,677)

Total	$71,982,630	$4,356,377	$(111,779)	$76,227,228

The average assumed residual value for assets on operating leases at September 30, 2005 and 2004 were 21% and 26% of the assets’ original cost, respectively.
Direct financing leases:
As of September 30, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Total minimum lease payments receivable	$5,890,881	$8,248,342
Estimated residual values of leased equipment (unguaranteed)	889,521	1,048,243

Investment in direct financing leases	6,780,402	9,296,585
Less unearned income	(582,463)	(953,308)

Net investment in direct financing leases	$6,197,939	$8,343,277

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
4. Investment in equipment and leases, net (continued):
At September 30, 2005, the aggregate amounts of future minimum lease payments receivable are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Three months ending December 31, 2005	$3,943,659	$579,805	$4,523,464
Year ending December 31, 2006	19,205,065	2,121,042	21,326,107
2007	13,465,288	1,633,865	15,099,153
2008	8,967,075	1,055,294	10,022,369
2009	6,593,076	492,659	7,085,735
2010	1,203,419	8,216	1,211,635
Thereafter	167,903	—	167,903

	$53,545,485	$5,890,881	$59,436,366

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
5. Related party transactions:
The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.
The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.
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

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
5. Related party transactions (continued):
Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.
During the nine and three month periods ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Administrative costs reimbursed to Managing Member	$228,863	$191,975	$660,002	$484,978
Asset management fees to Managing Member	328,797	179,641	815,681	438,535
Initial direct costs paid to Managing Member	60,617	178,763	328,421	329,434
Acquisition costs paid to Managing Member	90,487	232,886	446,926	721,978

	$708,764	$783,265	$2,251,030	$1,974,925

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $276,952 and $342,984, respectively. During the three month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $77,267 and $85,368, respectively.
6. Borrowing facilities:
The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.
As of September 30, 2005, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(1,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(11,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of September 30, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 was 5.93%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
6. Borrowing facilities (continued):
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
As of September 30, 2005, the Company had $1,000,000 outstanding under the acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.
7. Receivable funding program:
As of September 30, 2005, the Company had a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.
The receivable funding program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.
As of September 30, 2005, the Company had $24,872,000 outstanding under this program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $279,480 and $269,507 for the nine months ended September 30, 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.
As of September 30, 2005, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $24,872,000 based on the difference between nominal rates ranging from 3.75% to 4.31% and the variable rates that ranged from 2.84% to 4.08% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
7. Receivable funding program (continued):
Borrowings under the Program are as follows:

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
Dated	Amount	September 30,	September 30,	September 30,	Swap
Borrowed	Borrowed	2005	2005	2005	Agreement
02/14/2005	$20,000,000	$16,434,000	$16,434,000	$184,000	3.75%
03/22/2005	9,892,000	8,438,000	8,438,000	33,000	4.31%

	$29,892,000	$24,872,000	$24,872,000	$217,000

At September 30, 2005, the minimum repayment schedule under the accounts receivable funding program is as follows:

Three months ending September 30, 2005	$1,417,000
Year ending December 31, 2006	8,648,000
2007	5,790,000
2008	4,361,000
2009	3,428,000
2010	871,000
Thereafter	357,000

$24,872,000

At September 30, 2005, there are specific leases that are identified as collateral under the receivables funding program with the expected future lease receivables of approximately $25,377,673 at their discounted present value.
The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
8. Commitments:
At September 30, 2005, there were commitments to purchase lease assets totaling approximately $10,143,279. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
9. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
10. Member’s capital:
As of September 30, 2005, 12,057,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.
Distributions to the Other Members were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Distributions declared	$2,713,024	$2,713,369	$9,349,709	$8,140,687
Weighted average number of Units outstanding	12,058,103	12,058,516	12,058,377	12,061,766
Weighted average distributions per Unit	$0.22	$0.22	$0.78	$0.67
11. Subsequent Event:
In March 2006, the Company entered into two separate promissory notes and security agreements totaling $10,874,297. The debt is non-recourse to the Company and is collateralized by the underlying leased equipment and related lease payments. The terms of the debt require the Company to make monthly payments for principal and interest starting in April 2006 and continuing until September 2015. The fixed interest rate on the debt ranges from 5.99% to 6.16% with and average effective rate of 6.1%.

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
Capital Resources and Liquidity
The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of January 15, 2003, the offering was concluded. As of that date, subscriptions for 12,065,266 Units had been received. Subsequent to January 15, 2003, units totaling 7,750 were rescinded and funds returned to investors. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.
Borrowings under the facility as of September 30, 2005 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(1,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(11,500,000)

Total available under the above mentioned facilities	62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of September 30, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 was 5.93%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.
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
If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 6 and 7 in the notes to the financial statements.
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
At September 30, 2005, the Company had a $100 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 7, the Company had $24,872,000 outstanding under this receivables funding program as of September 30, 2005. The receivables funding program expires August 2011.
It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.
In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $279,480 and $269,507 during the nine months ended September 30, 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
As of September 30, 2005, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2005, generated from operations in 2005.

At September 30, 2005, there were commitments to purchase lease assets totaling approximately $10,143,279. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through September 2005. See Note 10 in the notes to the financial statements for additional information regarding distributions.
Cash Flows
The three months ended September 30, 2005 versus the three months ended September 30, 2004
In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $3,893,638 from $2,091,235 in 2004 to $5,984,873 in 2005. This increase is primarily a result of increases in revenues and the collection of accounts receivable. Operating lease revenues increased $2,369,881 from $2,822,119 in 2004 to $5,192,000 in 2005. In addition, collections on accounts receivable increased by $1,481,534 from $396,502 in 2004 to $1,878,036 in 2005.
In 2005 and 2004, the primary use of cash in investing activities was the purchase of equipment on operating leases. However, cash used in investing activities decreased by $5,900,104 from $7,046,470 in 2004 to $1,146,366 in 2005. Contributing to this decrease were: (1) a decrease in equipment purchases on operating leases by $2,937,798 from $5,325,745 in 2004 to $2,387,947 in 2005; (2) a decrease in cash used for notes receivable advances of $998,771 from advances of $998,771 in 2004 to zero in 2005; (3) a decrease in cash used for purchases of equipment on direct financing leases of $1,849,709 from purchases of $1,877,314 in 2004 to purchases of $27,605 in 2005.
In 2005, the main source of cash from financing activities was $1,000,000 of draw downs on the acquisition facility. In 2004, there were no sources of cash from borrowing activities. Cash used in financing activities increased by $2,383,120 from $2,874,411 in 2004 to $5,257,531 in 2005. This increase in cash used in financing activities was primarily a result of an increase in repayments on the receivables funding program to $3,318,000 from zero in 2004. This increase in debt repayments was slightly offset by the $1,000,000 in line of credit draw downs.
The nine months ended September 30, 2005 versus the nine months ended September 30, 2004
In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $8,385,800 from $6,326,730 in 2004 to $14,712,530 in 2005. This increase is primarily a result of increases in: (1) revenues, (2) accounts receivable collections, and (3) accounts payable other. Operating lease revenues increased $7,259,607 from $7,836,301 in 2004 to $15,095,908 in 2005. Collections on accounts receivable increased $360,806 from $408,840 in 2004 to $769,646 in 2005. Growth in accounts payable-other generated $852,293 in 2005 versus 2004. In 2004, the Company used $681,109 of cash to pay accounts payable-other compared to $171,184 of cash generated from leveraging accounts payable-other in 2005.
In 2005 and 2004, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash used in investing activities increased by $2,392,980 from $11,374,645 in 2004 to $13,767,625 in 2005. Equipment purchases on operating leases increased by $6,654,809 from $9,951,454 in 2004 to $16,606,263 in 2005. However, equipment purchased on direct finance leases decreased by $2,596,128 from $2,998,913 in 2004 to $402,785 in 2005. Notes receivable advances decreased by $4,143,662 from $4,405,267 in 2004 to $261,605 in 2005. Cash reimbursed from affiliates decreased by $4,133,210 from $4,142,025 in 2004 to 8,815 in 2005. Payments received on direct financing leases increased $544,522 from $1,701,064 in 2004 to $2,245,586 in 2005. Payments received on notes receivable increased $474,328 from $551,776 in 2004 to $1,026,104 in 2005.
In 2005, the main sources of cash from financing activities were from the receivables funding program net of acquisition facility repayments. In 2004, there were no sources of cash from borrowing activities. Cash used in financing activities decreased by $8,802,334 from $8,834,151 in 2004 to $31,817 in 2005. This decrease in cash used in financing activities was primarily a result of a net increase in various debt agreements of $8,872,000 in 2005.
Results of Operations
As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing activities”). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at September 30, 2005, the results of operations in 2005 and 2004 are not expected to be comparable to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.
Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended September 30, 2005 versus the three months ended September 30, 2004
Revenues increased by $2,380,172 from $3,173,112 in 2004 to $5,553,284 in 2005 with a slight decrease in net loss of $46,679 from a net loss of $115,280 in 2004 to net loss of $68,601 in 2005. Net loss for each respective period was relatively constant as a percentage of revenue.
The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $2,369,881, or 84%, from $2,822,119 in 2004 to $5,192,000 in 2005.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $1,978,347 from $2,373,708 in 2004 to $4,352,055 in 2005.
Acquisition expense decreased by $142,399 from $232,886 in 2004 to $90,487 in 2005. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.
Other income, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions totaled $186,356 in 2005.
Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expense decreased by $30,613 from $85,670 in 2004 to $55,057 in 2005.
Cost reimbursements to Managing Member increased by $36,888 from $191,975 in 2004 to $228,863 in 2005.
Interest expense increased $351,644 from $108,841 in 2004 to $460,485 in 2005. Professional fees increased by $116,234 from $13,490 in 2004 to $129,724 in 2005.
The nine months ended September 30, 2005 versus the nine months ended September 30, 2004
Revenues increased by $7,339,984 from $8,725,242 in 2004 to $16,065,226 in 2005 with a turn to profitability from a net loss of $873,552 in 2004 to net income of $4,712 for 2005. The Company achieved profitability primarily as a result of: (1) an increase in operating lease revenue; (2) reductions in acquisition expense, the provision for losses and doubtful accounts, franchise fees and state taxes; and (3) other income. These improvements were offset by increases in depreciation, amortization of IDC costs, asset management fees to Managing Member, cost reimbursements to Managing Member and interest expense.
The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $7,259,607, or 93%, from $7,836,301 in 2004 to $15,095,908 in 2005.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $5,703,571 from $6,610,453 in 2004 to $12,314,024 in 2005.
Acquisition expense decreased by $275,052 from $721,978 in 2004 to $446,926 in 2005.
The Company determined that, based upon improvement in accounts receivable collections and the overall age of accounts, that a certain portion of reserves for losses and doubtful accounts should be released. Therefore, the provision for losses and doubtful accounts decreased by $217,771 from a provision of $204,000 in 2004 to a reversal of $13,771 in 2005.
Other expense decreased by $101,088 from $321,275 in 2004 to $220,187 in 2005.
Other income, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions totaled $171,196 in 2005.
Certain other operating expenses including amortization of IDC costs, asset management fees to Managing Member, cost reimbursements to Managing Member and interest expense increased. These expenses increased by $1,500,387 from $1,517,519 in 2004 to $3,017,906 in 2005.

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
In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2005, there was an outstanding balance of $1,000,000 on the floating rate acquisition facility. Interest on the acquisition facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily.
Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $ 24,872,000 in borrowings under this facility at September 30, 2005.
In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures
The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005 certain material weaknesses existed in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149); and e) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures ,were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:
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
With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
With regard to the proper accounting and related disclosures of the Company’s investment in warrants, the Managing Member has reviewed the accounting guidance, and a policy has been developed. This policy includes: (1) obtaining, when possible, directly from portfolio companies data on the per share value of their latest round of funding, (2) searching publicly available databases to determine status of initial public offerings by the portfolio companies, and (3) when required per policy, running the Black-Scholes option pricing model to determine carrying values on certain warrants where values are not determined based upon a contract between both parties.
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations; and a financial reporting supervisor has been hired. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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
Date:
December 21, 2006
ATEL CAPITAL EQUIPMENT FUND IX, LLC
(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant