Form 10-K
period 2005-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2006-12-21
CIK 1125264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2005

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
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
15(d) of the Securities Act of 1934. Yes ☐ No ☑
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐ Not applicable
State the issuer’s revenues for the most recent fiscal year: $23,980,085.
The number of Limited Liability Company Units outstanding as of December 31, 2005 was 12,055,016.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated January 16, 2001, filed pursuant to Rule 424(b) (Commission File No. 333-47196) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California in September 2000. The Company was formed for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation.
The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of January 15, 2003, the Company’s offering was terminated. Subscriptions for a total of 12,065,266 ($120,652,660) Units had been received and accepted. Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors.
As of December 31, 2005, 12,055,016 Units ($120,550,160) were issued and outstanding.
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
The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company intends to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.
The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual nonrecourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with nonrecourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation.
As of December 31, 2005, the amount of such securitized borrowings was $36,502,000.
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
The Company’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2005, the Company had purchased equipment with a total acquisition price of $152,134,060. The Company has also invested $10,752,976 in notes receivable of which $6,144,325 remained outstanding at December 31, 2005.
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
During 2005, 2004 and 2003, certain lessees generated significant portions of the Company’s total lease revenues as follows:

Lessee	Type of Equipment	2005	2004	2003
Ford Motor Company	Material Handling	12%	*	*
Basin Electric	Walking dragline	*	14%	14%
Graham Offshore Inc.	Off shore supply vessels	*	10%	11%
General Electric Aircraft Engines	Machine tools	*	*	15%

*	Less than 10%
These percentages are not expected to be comparable in future periods.
The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.
AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.
The business of the Company is not seasonal.
The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The cost of these services are reimbursed by the Company to AFS per the Operating Agreement.
Equipment Leasing Activities The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2005 and the industries to which the assets have been leased.

	Purchase Price Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Mining equipment	$34,172,058	22%
Materials handling	34,741,309	19%
Manufacturing	22,126,408	15%
Rail Transportation	13,458,439	9%
Construction	12,896,394	8%
Transportation	12,728,745	8%
Marine vessels	11,200,000	7%
Office Automation	10,177,870	7%
Furniture and fixtures	2,363,419	2%
Aircraft	2,680,000	2%
Test equipment	1,000,466	1%
Natural gas compressors	696,451	0%
Communications	301,620	0%

	$158,543,179	100%

	Purchase Price Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Manufacturing	$61,603,200	36%
Mining	29,137,836	19%
Land transportation	24,754,791	16%
Electric utilities	11,930,290	8%
Marine transportation	11,200,000	7%
Communications	8,431,692	6%
Health care	6,295,867	4%
Air transportation	3,315,150	2%
Retail	1,177,902	1%
Oil and gas	696,451	1%

	$158,543,179	100%

From inception to December 31, 2005, the Company has disposed of certain leased assets as set forth below:

	Original		Excess of Rents
Asset Types	Equipment Cost	Sale Price	Over Expenses*
Manufacturing	$6,301,283	$5,289,515	$2,224,101
Test equipment	1,454,642	74,807	1,837,570
Office automation	2,791,196	1,069,052	2,279,391
Mining	3,791,357	2,694,237	2,495,519
Furniture and fixtures	1,073,043	482,892	1,263,886
Other	1,124,593	456,444	1,243,473

	$16,536,114	$10,066,947	$11,343,940

*	Includes only those expenses directly related to the production of the related rents.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.
For further information regarding the Company’s equipment lease portfolio as of December 31, 2005, see footnote 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
The Company adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. For further information regarding the Company geographic revenues and assets, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS
Market Information
There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”). Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.
Holders
As of December 31, 2005, a total of 3,077 investors were record holders of Units in the Company.
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
The rate for monthly distributions from 2005 operations was $0.075 per Unit for January through December 2005. During 2005, the Company made thirteen distributions beginning in February and ending in December 2005 compared to twelve distributions in 2004 and 2003. The rate for quarterly distributions paid in April, July, October 2005 and January 2006 was $0.225 per Unit. Distributions were from 2005 cash flows from operations.
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
The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2005	2004	2003
Net income (loss) per Unit, based on weighted average Units outstanding	$0.04	$(0.16)	$(0.09)
Return of investment	0.96	1.06	0.97

Distributions declared per Unit, based on weighted average Units outstanding	1.00	0.90	0.88
Differences due to timing of distributions	(0.10)	—	0.02

Actual distribution rates, per Unit	$0.90	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company at December 31, 2005, 2004, 2003, 2002 and 2001 for the periods then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2005	2004	2003	2002	2001
Revenues	$23,980,085	$12,716,209	$11,531,560	$7,073,495	$3,393,685
Net (loss) income	$1,456,697	$(1,034,432)	$(225,230)	$(50,850)	$625,132
Weighted average Units outstanding	12,057,893	12,062,469	12,035,095	7,280,533	2,167,171
Net (loss) income allocated to Other Members	$478,665	$(1,914,481)	$(1,087,372)	$(538,604)	$526,753
Net (loss) income per Unit, based on weighted average Units outstanding	$0.04	$(0.16)	$(0.09)	$(0.07)	$0.24
Distributions declared per Unit, based on weighted average Units outstanding	$1.00	$0.90	$0.88	$0.83	$0.56
Total Assets	$112,234,202	$91,160,186	$86,533,350	$88,973,776	$36,933,834
Total Members’ Capital	$60,355,772	$71,960,299	$84,762,125	$87,549,292	$36,349,172
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.
Capital Resources and Liquidity
The Company’s public offering provided for a total maximum capitalization of $150,000,000. As of January 15, 2003, the offering was concluded. As of that date, subscriptions for 12,065,266 Units had been received. Subsequent to January 15, 2003, Units totaling 10,250 were rescinded and funds returned to investors. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
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

Borrowings under the financing arrangement as of December 31, 2005, were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(4,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(8,500,000)

Total available under the above mentioned facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.
AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or an affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.
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
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 8 and 9 in the notes to the financial statements in Item 8.
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
At December 31, 2005, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Item 8 footnote 9, the Company had $36,502,000 outstanding under this receivables funding program as of December 31, 2005. The receivables funding program expires in August 2011.
It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.
In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $362,508 and $385,000 in 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
As of December 31, 2005, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2006, generated from operations in 2005.
At December 31, 2005, there were commitments to purchase lease assets totaling approximately $9,984,525. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $9,984,525 at December 31, 2005, $2,965,727 was canceled subsequent to year-end. Of the $7,018,798 remaining commitments, the expected funding will be in 2006.
The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through December 2005. See Items 5 and 6 of this report for additional information regarding distributions.
Cash Flows
2005 vs. 2004
In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $17,102,185 from $8,498,134 in 2004 to $25,600,319 in 2005. The increase is primarily the result of increases in operating lease revenues. Operating lease revenues increased $9,298,032 from $11,490,794 in 2004 to $20,788,826 in 2005. Augmenting the operating lease revenue increase were a reduction in spending on prepaids and other assets of $1,225,400, an increase in accounts receivable collections of $684,459, and leveraging payables to non-members of $7,656,160.
In 2005 and 2004, the usages of cash from investing activities consisted primarily of purchases of equipment on operating leases, direct financing leases and investments in notes receivable of $44,001,449 and $47,971,618, respectively. The primary increases to sources of cash from investing activities were: (1) increased proceeds on sales of lease assets of $3,792,517 from $95,571 in 2004 to $3,888,088 in 2005, and (2) an increase in payments received on notes receivable of $636,254 from $530,537 in 2004 to

$1,166,791 in 2005. The primary decreases to sources of cash from investing activities were: (1) a decrease in payments from affiliates of $4,133,210 from $4,133,210 in 2004 to zero in 2005, (2) an increase in payments made to the Managing Member for lease origination costs of $190,426 from $748,750 in 2004 to $939,176 in 2005, and (3) a decrease in the reduction of direct financing leases of $158,656 from $2,494,197 in 2004 to $2,335,541 in 2005.
In both 2005 and 2004, the Company’s primary source of cash from financing activities was from borrowings under various debt agreements. Cash provided by financing activities increased by $6,417,317 from $5,232,606 in 2004 to $11,649,923 in 2005. The increase is primarily due to an increase of $6,502,000 in borrowings under various debt facilities from $17,000,000 in 2004 to $23,502,000 in 2005.
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
2004 vs. 2003:
In both 2004 and 2003, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $511,528 from $7,986,606 in 2003 to $8,498,134 in 2004. The increase is largely the result of increases in operating lease revenues. Operating lease revenues increased $1,728,069 from $9,762,725 in 2003 to $11,490,794 in 2004. Offsetting this increase in operating lease revenue was increased cash used to purchase additional other assets of $572,021, an increase in accounts receivable of $323,605 compared to 2003 and a net increase in non-member payables of $1,243,307.
In 2004 and 2003, usages of cash from investing activities consisted of purchases of equipment on operating and direct financing leases and advances on notes receivable. Equipment purchases on operating and direct financing leases increased by $24,731,786 from $17,829,513 in 2003 to $42,561,299 in 2004. Advances in notes receivables leases increased by $5,364,123 from $46,196 in 2003 to $5,410,319 in 2004. The primary sources of cash from investing activities were payments received from: (1) AFS for the sale of certain assets, and (2) customers on direct financing leases. At December 31, 2003, the Company had a receivable from AFS of $4,142,025 with respect to the sale of certain assets. AFS subsequently paid the Company in 2004. The sale was part of a larger sale of assets to a third party. Customer payments on direct financing leases increased $1,564,229 from $929,968 in 2003 to $2,494,197 in 2004. In addition to the above uses and sources, proceeds from sale of lease assets decreased by $5,275,315 from $5,370,886 in 2003 to $95,571 in 2004.
In 2004, the main source of cash from financing activities was $17,000,000 of draw downs on the acquisition facility. In 2003, the only source of cash from financing activities was the proceeds of $10,281,250 from the public offering of the Company’s Units. The offering was concluded in January 2003. Cash from the public offering proceeds in 2003 was used to pay the costs of the offering in the amount of $1,346,037. In 2004, the borrowings under the line of credit were used to acquire additional lease assets.
Results of Operations
As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing activities”). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2005, the results of operations in 2005, 2004 and 2003 are not expected to be comparable to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.
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

As of December 31, 2005, 2004 and 2003, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004	2003
Manufacturing	35%	36%	40%
Mining	14%	26%	17%
Rail Transportation	11%	*	*
Electric utilities	10%	15%	23%
Marine transportation	*	11%	17%

*	Less than 10%
The Company acquired $41,048,835 of equipment on operating leases and $402,785 of equipment on direct finance leases during 2005. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2005, 2004, 2003:

Utilization of equipment purchased by year	2005	2004	2003	2002
2005	100%	—	—	—
2004	100%	99%	—	—
2003	100%	100%	100%	—
2002	99%	100%	100%	100%
It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in its acquisition stage and is continuing to acquire equipment. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 120 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.
2005 vs. 2004
The company generated net income of $1,456,697 in 2005 compared to a net loss of $1,034,432 in 2004. The Company generated income primarily as a result of: (1) an increase in revenues of $11,263,876 from $12,716,209 in 2004 to $23,980,085 in 2005, which represents an increase of 89% year-over-year; and (2) expenses growing at a slower pace than revenues. Expenses increased by $8,992,316 from $13,761,732 in 2004 to $22,754,048 in 2005, which represents an increase of 65% year-over-year.
The increase in revenues was driven primarily by increases in: (1) operating leases revenues of $9,298,032 from $11,490,794 in 2004 to $20,788,826 in 2005; and (2) generating gains on sales of assets of $2,131,413 in 2005 compared to losses on sales of assets of $30,313 in 2004.
The Company’s largest expense is depreciation on owned assets. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increases in revenues noted above and to the increase in depreciation expense of $7,613,323 from $9,477,669 in 2004 to $17,090,992 in 2005.
The Company’s second largest expense in 2005 was interest expense. Interest expense is directly related to the increase in purchases of equipment on operating leases and direct financing leases because the company typically borrows on a portion of the cost of the purchased assets. Consistent with continued increases in total debt, interest expense increased by $1,046,101 from $552,914 in 2004 to $1,599,015 in 2005.
During 2005, certain other operating expenses increased as revenues increased. The Company had increases totaling $1,306,653 in asset management fees paid to the Managing Member, cost reimbursements to Managing Member for administrative services, amortization of initial direct costs and professional fees. Increases in these expenses as a percent were comparable to the increase in revenue growth.
During 2005, certain other operating expenses decreased as revenues increased. The Company had decreases totaling $814,680 in acquisition expenses and its provision for losses and doubtful accounts. Acquisition expenses decreased by $513,980 from $1,026,784 in 2004 to $512,804 in 2005 because: (1) a greater portion of total acquisition costs qualified for capitalization of IDC in 2005 versus 2004 and (2) the Company purchased $7,597,074 less equipment on leases. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. The provision for losses and doubtful accounts decreased by $300,700 from $293,868 in 2004 to a credit of $6,832 in 2005 as a result of essentially no amounts outstanding over 90 days.
During 2005, Other income increased by $219,569 from $11,091 in 2004 to $230,660 in 2005. The increase in other income was primarily a result of: (1) a favorable fair value adjustment on interest rate swap contracts of $271,000; and (2) recoveries of doubtful accounts of $101,124 with a foreign currency loss of $141,464 offsetting the adjustment and recovery.
As detailed in footnote 15, Unaudited Selected Quarterly Data, revenue increased by $3,923,892, or 98%, from $3,990,967 in the three months ended December 31, 2004 to $7,914,859 in the three months ended December 31, 2005. The increase in revenue was primarily a result of increased operating lease revenue and gain on sales of assets. Operating lease revenue increased by $2,410,148 from $3,654,493 in the three months ended December 31, 2004 to $6,064,641 for the three months ended December 31, 2005. Operating lease revenue increased primarily as a result of a large volume of acquisition activity in the fourth quarter of 2004 that added approximately $30 million of equipment cost to the operating lease portfolio in 2005. Gain on sales of assets increased by $2,041,727 from a loss of $43,921 in the three months ended December 31, 2004 to a gain of $1,997,806 for the three months ended December 31, 2005. Gain on sales of assets increased primarily as a result of a large gain on one transaction that was sold in the fourth quarter 2005, resulting in a gain of $1,966,297.
Net income increased by $1,612,865 from a net loss of $160,880, or (4%) of total revenue, in the three months ended December 31, 2004 to net income of $1,451,985, or 18% of total revenue, in the three months ended December 31, 2005. This increase in net income represents a year-over-year increase of 22%. As discussed above, gain on sales of assets increased from a loss representing (1%) of total revenue in the three months ended December 31, 2004 to a gain representing 25% of total revenue in the three months ended December 31, 2005. This increase in gain on sales of assets represents a year-over-year increase of 24% and essentially accounts for the increase in net income.
2004 vs. 2003:
Although revenues increased by $1,184,649 from $11,531,560 in 2003 to $12,716,209 in 2004, the net loss increased by $809,202 from $225,230 in 2003 to $1,034,432 in 2004. Net loss increased primarily as a result of increases in depreciation expense of $1,617,625, interest expense of $183,518 and other expenses, which are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expenses increased $241,882 from $199,736 in 2003 to $441,618 in 2004. Factors attributing to this increase over the prior period are franchise taxes, outside services costs and bank charges. These increases were offset by a decrease in the Company’s provision for losses and doubtful accounts of $140,767.
The increase in revenues was driven primarily by an increase in the net investment in operating lease assets of $28,227,499, an increase in the net investment in notes receivable of $4,589,582 and an increase in the net investment in direct finance leases of $1,986,049. These investments resulted in an increase in revenues of $1,728,069 from operating lease, $289,476 in direct finance leases and $158,503 from interest income on notes receivable.
The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increases in revenues noted above and to the increase in depreciation expense of $1,679,337 from $7,798,332 in 2003 to $9,477,669 in 2004.
Acquisition expenses remained relatively constant from 2003 to 2004 increasing by $18,672 from $1,008,112 in 2003 to $1,026,784 in 2004 primarily because the Company has been in the acquisition phase and the consistency of the expense year over year is reflective of the constant acquisition activity which is required in order for the Company to initiate leases.
In 2004, the Company provided $293,868 for losses and doubtful accounts, which was $140,767 less than the amount provided in 2003. In 2004, the amounts provided related to marketable securities available for sale $95,158; accounts receivable $12,000; assets held for lease or sale $16,710; and notes receivable $170,000 compared to 2003 when $434,635 was provided consisting of: marketable securities available for sale, included in other assets in the balance sheet $95,000; accounts receivable $13,000; and notes receivable $326,635.
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

The Company is continuing to acquire significant amounts of lease assets. As a result, results of operations in future periods are not expected to be comparable to 2004 or 2003.
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
The Company adopted SFAS No. 133, as amended, on January 1, 2001, which had no impact in 2004 and 2003 as the Company did not utilize derivatives in those years. In 2005, the Company entered into interest rate swap agreements and recorded a gain to net income of $271,000. The Company is accounting for the swaps at fair market value with all changes reflected in the Statement of Operations.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
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
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are written-off on a case by case basis.
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
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are written off on a case by case basis.
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
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.
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

Restatement of Prior Periods Presented
After receipt of an SEC comment letter in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20 “Accounting Changes” of ATEL Capital Equipment Fund IX, LLC Financial Statements for the following periods:
•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005
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
Depreciation of operating lease assets
The Company’s Managing Member determined that a certain asset had not been properly depreciated through a review of all depreciable assets. As a result, the Company restated depreciation expense and accumulated depreciation.
The impact on the quarterly financial results of the periods discussed above is detailed in Item 8, footnote 15 to the Financial Statements contained in this Form 10-K.

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
In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2005, there was an outstanding balance of $4,000,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 5.93% to 7.25%.
Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $36,502,000 in borrowings under this facility at December 31, 2005.
In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund IX, LLC
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Francisco, California
December 18, 2006

ATEL CAPITAL EQUIPMENT FUND IX, LLC
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and cash equivalents	$1,479,839	$1,779,803
Due from affiliate	—	8,815
Accounts receivable, net of allowance for doubtful accounts of $9,835 in 2005 and $16,667 in 2004	1,566,974	1,782,230
Notes receivable, net of unearned interest income of $2,002,225 in 2005 and $1,404,068 in 2004	6,144,325	4,857,778
Prepaids and other assets	162,386	838,548
Interest rate swap contracts	271,000	—
Investment in securities, at cost	62,498	62,498
Investment in equipment and leases, net of depreciation and amortization of $36,906,538 in 2005 and $23,082,445 in 2004	102,547,180	81,830,514

Total assets	$112,234,202	$91,160,186

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,797,169	$1,326,061
Accrued distributions to Other Members	1,209,147	—
Other	7,351,653	276,764
Deposits due lessees	110,977	131,017
Acquisition facility obligation	4,000,000	17,000,000
Receivables funding program obligation	36,502,000	—
Unearned operating lease income	907,484	466,045

Total liabilities	51,878,430	19,199,887

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	60,355,772	71,960,299

Total Members’ capital	60,355,772	71,960,299

Total liabilities and Members’ capital	$112,234,202	$91,160,186

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenues:
Leasing activities:
Operating leases	$20,788,826	$11,490,794	$9,762,725
Direct financing leases	421,216	605,277	315,801
Gain (loss) on sales of assets	2,131,413	(30,313)	658,865
Interest on notes receivable	533,233	348,490	189,987
Other revenue	105,397	301,961	604,182

Total revenues	23,980,085	12,716,209	11,531,560

Expenses:
Depreciation of operating lease assets	17,090,992	9,477,669	7,860,044
Asset management fees to Managing Member	1,174,983	620,104	686,013
Acquisition expense	512,804	1,026,784	1,008,112
Cost reimbursements to Managing Member	910,403	658,265	615,089
Provision for losses and doubtful accounts	(6,832)	293,868	434,635
Amortization of initial direct costs	587,414	367,537	345,264
Amortization of loan fee	6,000	6,000	6,000
Interest expense	1,599,015	552,914	369,396
Professional fees	403,577	123,818	112,769
Outside services	101,380	120,796	58,888
Insurance	68,197	72,359	60,844
Other	306,115	441,618	199,736

Total operating expense	22,754,048	13,761,732	11,756,790

Other income, net	230,660	11,091	—

Net income (loss)	$1,456,697	$(1,034,432)	$(225,230)

Net income (loss):
Managing Member	$978,032	$880,049	$862,142
Other Members	478,665	(1,914,481)	(1,087,372)

	$1,456,697	$(1,034,432)	$(225,230)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.16)	$(0.09)
Weighted average number of Units outstanding	12,057,893	12,062,469	12,035,095
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2002	11,037,141	$87,549,292	$—	$87,549,292

Capital contributions	1,028,125	10,281,250	—	10,281,250
Less selling commissions to affiliates	—	(976,719)	—	(976,719)
Other syndication costs to affiliates	—	(369,317)	—	(369,317)
Limited Liability Company Units repurchased	(250)	(1,923)	—	(1,923)
Distributions to Other Members ($0.88 per Unit)	—	(10,633,086)	—	(10,633,086)
Distributions to Managing Member	—	—	(862,142)	(862,142)
Net income (loss)		(1,087,372)	862,142	(225,230)

Balance December 31, 2003	12,065,016	84,762,125	—	84,762,125

Other syndication costs to affiliates	—	22,684	—	22,684
Limited Liability Company Units repurchased	(6,500)	(56,094)	—	(56,094)
Distributions to Other Members ($0.90 per Unit)	—	(10,853,935)	—	(10,853,935)
Distributions to Managing Member	—	—	(880,049)	(880,049)
Net income (loss)		(1,914,481)	880,049	(1,034,432)

Balance December 31, 2004	12,058,516	71,960,299	—	71,960,299

Limited Liability Company Units repurchased	(3,500)	(20,795)	—	(20,795)
Distributions to Other Members ($1.00 per Unit)	—	(12,062,397)	—	(12,062,397)
Distributions to Managing Member	—	—	(978,032)	(978,032)
Net income	—	478,665	978,032	1,456,697

Balance December 31, 2005	12,055,016	$60,355,772	$—	$60,355,772

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating activities:
Net income (loss)	$1,456,697	$(1,034,432)	$(225,230)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) on securities sales and foreign exchange	—	(53,875)	—
(Gain) loss on sales of lease assets	(2,131,413)	30,313	(658,865)
Depreciation of operating lease assets	17,090,992	9,477,669	7,860,044
Amortization of initial direct costs	587,414	367,537	345,264
Amortization of loan fees	6,000	6,000	6,000
Provision for losses and doubtful accounts	(6,832)	293,868	434,635
Gain on interest rate swap contracts	(271,000)	—	—
Changes in operating assets and liabilities:
Due from affiliate	8,815	—	—
Accounts receivable	222,088	(462,371)	(138,766)
Prepaids and other assets	670,162	(555,238)	16,783
Accounts payable, Managing Member	471,108	541,800	(367,179)
Accounts payable, other	7,074,889	(581,271)	662,036
Deposits due lessees	(20,040)	131,017	—
Unearned operating lease income	441,439	337,117	51,884

Net cash provided by operating activities	25,600,319	8,498,134	7,986,606

Investing activities:
Purchases of equipment on operating leases	(40,970,559)	(38,082,346)	(12,050,633)
Purchases of equipment on direct financing leases	(402,785)	(4,478,953)	(5,778,880)
Proceeds from sales of lease assets	3,888,087	95,571	5,370,886
Receipts from (payments made to) affiliates	—	4,133,210	(4,142,025)
Payments of initial direct costs	(939,176)	(748,750)	(507,875)
Reduction of net investment in direct financing leases	2,335,541	2,494,197	929,968
Payments received on notes receivable	1,166,791	530,537	506,974
Note receivable advances	(2,628,105)	(5,410,319)	(46,196)
Purchases of securities	—	(62,500)	—
Proceeds from sale of securities	—	53,875	—
Write-off of securities	—	95,158	—

Net cash used in investing activities	(37,550,206)	(41,380,320)	(15,717,781)

Financing activities:
Borrowings (repayments) under acquisition facility	(13,000,000)	17,000,000	—
Borrowings under receivables funding program	36,502,000	—	—
Capital contributions received	—	—	10,281,250
(Payment) refund of syndication costs (to) from Managing Member	—	22,683	(1,346,037)
Distributions to Other Members	(10,853,250)	(10,853,935)	(10,633,086)
Distributions to Managing Member	(978,032)	(880,049)	(862,142)
Limited Liability Company Units repurchased	(20,795)	(56,093)	(1,923)

Net cash provided by (used in) financing activities	11,649,923	5,232,606	(2,561,938)

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
(CONTINUED)
FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net (decrease) increase in cash and cash equivalents	(299,964)	(27,649,580)	(10,293,113)
Cash and cash equivalents at beginning of period	1,779,803	29,429,383	39,722,496

Cash and cash equivalents at end of period	$1,479,839	$1,779,803	$29,429,383

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,559,001	$498,054	$349,319

Cash paid during the period for taxes	$68,273	$94,195	$72,682

Schedule of non-cash transactions:
Distributions declared and payable to other members at year-end	$1,209,147	—	—

Accrued equipment purchases at year end	$78,276	—	—

Change in fair value of interest rate swap contracts	$271,000	$—	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120,652,660). Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors.
As of December 31, 2005, 12,055,016 units ($120,550,160) were issued and outstanding.
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
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying balance sheets as of December 31, 2005 and 2004 and the related statements of operations and changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2005 and 2004.
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
Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are charged-off to expense on specific identification basis.
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
Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.
Notes receivable, unearned interest income and related revenue recognition:
The Company records all future payments of principal and interest on notes as notes receivable, which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are charged off to expense on specific identification basis.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
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
Initial direct costs:
The Company capitalizes initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.
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

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
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
The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the years ended December 31:

		% of		% of		% of
	2005	total	2004	total	2003	total
Revenue:
United States	$22,566,603	94%	$12,475,328	98%	$11,531,560	100%
United Kingdom	1,133,758	5%	19,216	0%	—	0%
Canada	279,724	1%	221,665	2%	—	0%

Total International	1,413,482	6%	240,881	2%	—	0%

Total	$23,980,085	100%	$12,716,209	100%	$11,531,560	100%

Long-lived tangible assets:
United States	$100,957,552	93%	$82,415,995	95%
United Kingdom	5,332,373	5%	1,703,416	2%
Canada	2,401,580	2%	2,568,881	3%

Total International	7,733,953	7%	4,272,297	5%

Total	$108,691,505	100%	$86,688,292	100%

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Foreign currency transactions:
Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the year ended December 31, 2005, the Company recognized a foreign currency loss of $141,464, which is included in other income, net.
Investment in securities:
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
Warrants
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2005, the Managing Member determined estimated fair value of the warrants to be nominal in amount.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.
Income taxes:
The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2005, 2004 and 2003, the current provision for state income taxes was approximately $127,000, $0 and $0, respectively.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2005	2004
Financial statement basis of net assets	$60,355,772	$71,960,299
Tax basis of net assets (unaudited)	60,379,776	76,841,325

Difference	$24,004	$4,881,026

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Company’s tax returns.
The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004	2003
Net income (loss) per financial statements	$1,456,697	$(1,034,432)	$(225,230)
Reconciling item – impact due to prior year restatement		775,290	816,245
Tax adjustments (unaudited):
Adjustment to depreciation expense	(7,030,082)	(8,062,206)	(6,258,019)
Provision for losses and doubtful accounts	6,832	98,825	496,347
Adjustments to revenues	643,472	2,645,101	1,450,188
Other	215,571	—	—

Net loss per federal tax return (unaudited)	$(4,707,510)	$(5,577,422)	$(3,720,469)

Other income, net:
Other income consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. During the fiscal year ended December 31, 2005, other income was comprised primarily of a favorable fair value adjustment on interest rate swap contracts of $271,000, recoveries of doubtful accounts of $101,124, and a foreign currency loss of $141,464.
Per unit data:
Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.
Recent accounting pronouncements:
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
3. Concentration of credit risk and major customers:
The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.
As of December 31, 2005 and 2004, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2005	2004
Manufacturing	35%	36%
Mining	14%	26%
Rail Transportation	11%	*
Electric utilities	10%	15%
Marine transportation	*	11%

*    Less than 10%
During 2005, one customer comprised 12% of the Company’s revenues from leases. During 2004, two customers comprised 14% and 10% of the Company’s revenues from leases. During 2003, three customers comprised 15%, 14% and 11% of the Company’s revenues from leases.
4. Notes receivable net:
The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable are 18 to 120 months and bear interest at rates ranging from 9% to 22%. The notes are secured by the equipment financed. As of December 31, 2005, the minimum future payments receivable are as follows:

Year Ending
December 31,
2006	$1,687,826
2007	1,305,763
2008	856,408
2009	2,211,134
2010	393,128
Thereafter	1,655,774

8,110,033

Initial direct costs paid to Managing Member, net of accumulated amortization of $65,517	36,517
Less: portion representing interest	(2,002,225)

$6,144,325

For the year 2005, IDC amortization expense related to notes receivable was $53,069. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $534,345, total IDC amortization expense was $587,414 for 2005.
For the year ended December 31, 2005, capitalized IDC was $31,559 related to notes funded.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
5. Reserves, impairment losses and provisions for doubtful accounts:
The Company’s allowance for doubtful accounts and losses are as follows:

			Notes	Accounts
	Reserve for	Realized	Receivable -	Receivable -
	losses on	losses on	allowance for	allowance for
	assets held for	marketable	Doubtful	Doubtful
	sale or lease	securities	Accounts	Accounts	Total
Balance December 31, 2003	$—	$—	$—	$13,000	$13,000
Provision for losses and doubtful accounts	16,710	95,158	170,000	12,000	293,868
(Write-offs) Recoveries	(16,710)	(95,158)	(170,000)	(8,333)	(290,201)

Balance December 31, 2004	—	—	—	16,667	16,667
Provision for losses and doubtful accounts	—	—	—	(6,832)	(6,832)
(Write-offs) Recoveries	—	—	—	—	—

Balance December 31, 2005	$—	$—	$—	$9,835	$9,835

6. Investment in equipment and leases, net:
The Company’s investment in leases consists of the following:

			Depreciation /
			Amortization
			Expense or
			Amortization of	Reclassi-
	December 31,		Direct Financing	fications or	December 31,
	2004	Additions	Leases	Dispositions	2005
Net investment in operating leases	$71,982,630	$41,048,835	$(17,090,992)	$(911,803)	$95,028,670
Net investment in direct financing leases	8,343,277	402,785	(2,335,541)	(711,863)	5,698,658
Assets held for sale or lease	255,159	—	—	—	255,159
Initial direct costs, net of accumulated amortization of $1,111,410 in 2005 and $923,928 in 2004	1,249,448	921,857	(534,345)	(72,267)	1,564,693

	$81,830,514	$42,373,477	$(19,960,878)	$(1,695,933)	$102,547,180

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2005 for asset purchase commitments.
For the year 2005, IDC amortization expense related to operating and direct finance leases was $534,345. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $53,069, total IDC amortization expense was $587,414 for 2005.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
6. Investment in equipment and leases, net (Continued):
Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $61,712 for the year ended December 31, 2003 and $111,868 for the year ended December 31, 2004. No impairment losses were recorded in 2005.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2005	2004	2003
Depreciation expense	$17,090,992	$9,365,801	$7,798,332
Impairment losses	—	111,868	61,712

	$17,090,992	$9,477,669	$7,860,044

All of the property on leases was acquired in 2005, 2004, 2003, 2002 and 2001.
Operating leases:
Property on operating leases consists of the following:

			Reclassi-
	December 31,		fications or	December 31,
	2004	Additions	Dispositions	2005
Mining	$40,293,704	$—	$(22,531,308)	$17,762,396
Manufacturing	14,014,799	5,864,534	15,711,790	35,591,123
Materials handling	13,251,773	12,772,346	2,736,818	28,760,937
Marine vessels	11,200,000	740,139	2,127	11,942,266
Transportation	7,381,919	5,036,209	(50,672)	12,367,456
Communications	7,124,351	—	(6,855,198)	269,153
Office furniture	1,229,069	506,954	—	1,736,023
Natural gas compressors	569,460	—	—	569,460
Office Automation	—	2,050,396	4,090,418	6,140,814
Construction	—	619,818	2,764,780	3,384,598
Transportation, Rail	—	13,458,439	(47,457)	13,410,982

	95,065,075	41,048,835	(4,178,702)	131,935,208
Less accumulated depreciation	(23,082,445)	(17,090,992)	3,266,899	(36,906,538)

	$71,982,630	$23,957,843	$(911,803)	$95,028,670

The average assumed residual value for assets on operating leases at December 31, 2005 and 2004 were 21% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
6. Investment in equipment and leases, net (Continued):
Direct financing leases:
As of December 31, 2005, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2005 and 2004:

	2005	2004
Total minimum lease payments receivable	$5,310,261	$8,248,342
Estimated residual values of leased equipment (unguaranteed)	889,088	1,048,243

Investment in direct financing leases	6,199,349	9,296,585
Less unearned income	(500,691)	(953,308)

Net investment in direct financing leases	$5,698,658	$8,343,277

At December 31, 2005, the aggregate amounts of future minimum lease payments receivable are as follows:

		Direct
Year ending	Operating	Financing
December 31,	Leases	Leases	Total
2006	$24,316,237	$2,120,227	$26,436,464
2007	18,605,053	1,633,865	20,238,918
2008	14,048,809	1,055,294	15,104,103
2009	9,514,999	492,659	10,007,658
2010	3,781,987	8,216	3,790,203
Thereafter	5,097,850	—	5,097,850

	$75,364,935	$5,310,261	$80,675,196

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 – 40
Transporation, rail	30 – 35
Marine Vessels	20 – 30
Manufacturing	10 – 20
Materials Handling	7 – 10
Transportation	7 – 10
Construction	7 – 10
Office Furniture	7 – 10
Natural Gas Compressors	7 – 10
Communications	3 – 5
Office automation	3 – 5

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
7. Related party transactions:
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
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	2005	2004	2003
Selling commissions (equal to 9.5% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital)	$—	$—	$976,719
Reimbursement (or refund) of other syndication costs to Managing Member	—	(22,683)	369,318
Administrative costs reimbursed to Managing Member	910,403	658,266	615,089
Acquisition costs paid to Managing Member	512,804	1,026,784	1,008,112
Initial direct costs paid to Managing Member	580,844	414,907	432,051
Asset management fees to Managing Member	1,174,983	620,104	686,013

	$3,179,034	$2,697,378	$4,087,302

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2005, 2004, and 2003, the Managing Member made such payments of $419,154, $461,697 and $325,920, respectively.
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
During November 2005, an operating lease asset was purchased and a lease entered into by an affiliate of the Company with an original cost of $7,466,942. In December 2005, the asset and associated lease were transferred to the Company from the affiliate for a total payment of $7,383,056.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
8. Borrowing facilities:
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
As of December 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(4,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(8,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%. During the fiscal year ended December 31, 2005, the weighted average interest rate on borrowings was 5.10%.
Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS and ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
8. Borrowing facilities (Continued):
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
As of December 31, 2005, the Company had $4,000,000 outstanding under the acquisition facility. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.
9. Receivables funding program:
As of December 31, 2005, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. This receivables funding program expires August 2011.
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
As of December 31, 2005, the Company had $36,502,000 outstanding under this receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $362,508 and $385,000 in 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.
As of December 31, 2005, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $36,502,000 based on the difference between nominal rates ranging from 3.75% to 4.80% and the variable rates that ranged from 2.88% to 4.64% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
9. Receivables funding program (Continued):
Borrowings under the Program are as follows:

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
Dated	Amount	December 31,	December 31,	December 31,	Swap
Borrowed	Borrowed	2005	2005	2005	Agreement
02/14/2005	$20,000,000	$15,218,000	$15,218,000	$218,000	3.75%
03/22/2005	9,892,000	8,237,000	8,237,000	72,000	4.31%
12/15/05	13,047,000	13,047,000	13,047,000	(19,000)	4.80%

	$42,939,000	$36,502,000	$36,502,000	$271,000

At December 31, 2005, the minimum repayment schedule under the receivables funding program is as follows:

Year Ending
December 31,
2006	$13,013,000
2007	9,456,000
2008	6,872,000
2009	5,106,000
2010	1,668,000
Thereafter	387,000

$36,502,000

At December 31, 2005, there are specific leases that are identified as collateral under the receivables funding program with expected future lease receivables of approximately $44,447,000 at their discounted present value.
During the fiscal year ended December 31, 2005, the weighted average interest rate on the receivables funding program was 5.95%.
The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with certain non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
10. Commitments:
At December 31, 2005, there were commitments to purchase lease asset totaling approximately $9,984,525. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $9,984,525 at December 31, 2005, $2,965,727 was canceled subsequent to year-end.
11. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
11. Guarantees (Continued):
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
12. Members’ capital:
As of December 31, 2005, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004 and 2003. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.
13. Fair value of financial instruments:
Cash and cash equivalents:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 and 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Notes receivable:
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The estimated fair value of the Company’s notes receivable were $6,144,325 and $4,857,778 at December 31, 2005 and 2004, respectively.
Acquisition facility and receivables funding program:
The carrying amount of the Company’s variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.
Interest rate swap contracts:
At December 31, 2005, the fair value of the Company’s interest rate swap contracts was $271,000.
14. Subsequent Event:
In March 2006, the Company entered into two separate promissory notes and security agreements totaling $10,874,297. The debt is non-recourse to the Company and is collateralized by the underlying leased equipment and related lease payments. The terms of the debt require the Company to make monthly payments for principal and interest starting in April 2006 and continuing until September 2015. The fixed interest rate on the debt ranges from 5.99% to 6.16% with an average effective rate of 6.1%.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited):
The Company’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2004	2004	2004	2004
Total revenues	$2,756,796	$2,795,334	$3,173,112	$3,990,967
Net income (loss)	$(406,620)	$(351,652)	$(115,280)	$(160,880)
Net income (loss) per Limited Liability Company Unit (Other members)	$(0.05)	$(0.04)	$(0.02)	$(0.04)

	March 31,	June 30,
	2005 –	2005 –	September 30,	December 31,
Quarter ended	Restated	Restated	2005	2005
Total revenues	$5,119,482	$5,392,460	$5,553,284	$7,914,859
Net income (loss)	$298,055	$(224,742)	$(68,601)	$1,451,985
Net income (loss) per Limited Liability Company Unit (Other members)	$0.01	$(0.04)	$(0.02)	$0.10

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
After receipt of an SEC comment letter in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes”, of ATEL Capital Equipment Fund IX, LLC financial statements for the following periods:
•	March 31, 2005 and the three months ended March 31, 2005

•	June 30, 2005 and the three and six months ended June 30, 2005
Revenue
The Company’s Managing Member determined that revenue related to a certain lease had not been recognized in the correct period. As a result, the Company restated operating lease revenue and members’ capital.
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
Depreciation of operating lease assets
The Company’s Managing Member determined that a certain asset had not been properly depreciated through a review of all depreciable assets. As a result, the Company restated depreciation expense and accumulated depreciation.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to	Adjustment to	Adjustment to
	net income	net income	net income
	increase	increase	increase
	(decrease)	(decrease)	(decrease)
	for the	for the	for the
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31, 2005	June 30, 2005	June 30, 2005
Revenue	$368,650	$(58,117)	$310,533
Acquisition expenses	(213,296)	(143,143)	(356,439)
Depreciation of operating lease assets	(287,195)	(287,195)	(574,390)
Amortization of initial direct costs	120,121	127,055	247,176
Cost reimbursement to Managing Member	(1,170)	(5,648)	(6,818)
Amortization of loan fee	(1,500)	(1,500)	(3,000)
Interest expense	47,100	—	47,100
Professional fees	593	(755)	(162)
Outside services	(24,000)	(23,819)	(47,819)
Insurance	(8,504)	(20,091)	(28,595)
Franchise fees and state taxes	—	66,520	66,520
Other expense	52,773	25,351	78,124

Net change in net income and in net loss	$53,572	$(321,341)	$(267,769)

Other adjustments to Members’ Capital:
Accrued distributions payable, Managing Member	(98,148)		(98,148)
Accrued distributions payable, Other Members	(1,210,234)	22	(1,210,212)

Total accrued distributions	(1,308,382)	22	(1,308,360)

Net change in Members’ capital:
Managing Member	$(98,148)	$—	$(98,148)
Other Members	(1,156,662)	(321,319)	(1,477,981)

Total Members’ capital	$(1,254,810)	$(321,319)	$(1,576,129)

Net change in Other Members’ capital per Limited Liability Company Unit	$(0.10)	$(0.03)	$(0.13)

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Revenue
For the three months ended March 31, 2005, an adjustment was made to restate revenue and members’ capital. This revenue adjustment resulted in increasing revenue by $368,650 with a corresponding increase to members’ capital.
For the three months ended June 30, 2005, an adjustment was made to restate revenue and members’ capital. This revenue adjustment resulted in decreasing revenue by $58,117 with a corresponding decrease to members’ capital.
For the six months ended June 30, 2005, an adjustment was made to restate revenue and members’ capital. This revenue adjustment resulted in increasing revenue by $310,533 with a corresponding increase to members’ capital.
IDC
For the three months ended March 31, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $213,296 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $120,121 with a corresponding decrease in accumulated amortization.
For the three months ended June 30, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $143,143 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $127,055 with a corresponding decrease in accumulated amortization.
For the six months ended June 30, 2005, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in: (1) decreasing IDC costs by $356,439 with a corresponding increase in acquisition expense; and (2) decreasing IDC amortization expense by $247,176 with a corresponding decrease in accumulated amortization.
Accrued liabilities
For the three months ended March 31, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense and other expense by $47,100 and $52,773, respectively, with a corresponding decrease in accounts payable other; and (2) increasing outside services and insurance expense by $24,000 and $8,504, respectively, with a corresponding increase in accounts payable other. Additionally, an adjustment was made to accrue for certain distributions payable, per the Operating Agreement, to both the Managing Member and other members paid during the three months ended June 30, 2005. This adjustment resulted in a decrease in members’ capital of $1,308,382 and corresponding increases in accounts payable Managing Member of $98,148 and accounts payable other of $1,210,234.
For the three months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing franchise fees and state taxes and other expense by $66,520 and $25,351, respectively, with a corresponding decrease in accounts payable other; and (2) increasing outside services and insurance expense by $23,819 and $20,091, respectively, with a corresponding increase in accounts payable other.
For the six months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense, franchise fees and state taxes as well as other expense by $47,100, $66,520 and $78,124, respectively, with a corresponding decrease in accounts payable other; and (2) increasing outside services and insurance expense by $47,819 and $28,595, respectively, with a corresponding increase in accounts payable other. Additionally, an adjustment was made to accrue for certain distributions payable, per the Operating Agreement, to both the managing member and other members paid during the three months ended September 30, 2005. This adjustment resulted in a decrease in other members’ capital of $1,308,360 and corresponding increases in accounts payable Managing Member of $98,148 and accounts payable other of $1,210,212 at June 30, 2005.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Depreciation of operating lease assets:
For the three months ended March 31, 2005, an adjustment was made to restate depreciation expense and other members’ capital. This adjustment resulted in increasing depreciation expense by $287,195 with a corresponding increase in accumulated depreciation.
For the three months ended June 30, 2005, an adjustment was made to restate depreciation expense and other members’ capital. This adjustment resulted in increasing depreciation expense by $287,195 with a corresponding increase in accumulated depreciation.
For the six months ended June 30, 2005, an adjustment was made to restate depreciation expense and other members’ capital. This adjustment resulted in increasing depreciation expense by $574,390 with a corresponding increase in accumulated depreciation.
Effect to net income/(loss) and Members’ capital
For the three months ended March 31, 2005, the above adjustments to revenue, IDC cost and related amortization as well as period-end accrued liabilities and depreciation expense had the effect of increasing the three months ended March 31, 2005 net income by $53,572 or $0.00 per Limited Liability Company Unit (other members). Members’ capital was reduced by $1,308,382 or $0.10 per Limited Liability Company Unit (other members) at March 31, 2005 for the accrual of certain distributions payable, as discussed above.
For the three months ended June 30, 2005, the above adjustments to revenue, IDC cost and related amortization as well as period-end accrued liabilities and depreciation expense had the effect of decreasing the three month net income by $321,341 or $0.03 per Limited Liability Company Unit (other members).
For the six months ended June 30, 2005, the above adjustments to IDC cost and related amortization as well as period-end accrued liabilities and depreciation expense had the effect of decreasing the six month net income by $267,769 or $0.03 per Limited Liability Company Unit (other members). Members’ capital was further reduced by $1,308,360 or $0.10 per Limited Liability Company Unit (other members) at June 30, 2005 for the accrual of certain distributions payable, as discussed above.
Cumulative effect of restatement adjustments prior to January 1, 2005
As previously reported in Form 10-K/A for the year ended December 31, 2004, the Company restated periods prior to January 1, 2005. The nature of the IDC and accrued liabilities restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. In addition, prior periods were impacted by another adjustment related to certain of AFS’ labor costs incurred to syndicate subscriptions for the Company’s Units that had not been reimbursed to AFS as per the Operating Agreement. As a result, the Company restated other members’ capital and accounts payable Managing Member. For all periods prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing members capital by $2,919,180 at December 31, 2004 from $74,879,479 as originally reported to $71,960,299.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:
Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Assets:
Accounts receivable	1,676,250	2,044,901	2,589,753	2,900,286
Notes receivable	$4,668,064	$4,736,387	$4,161,849	$4,211,034
Other assets	860,634	918,618	188,569	226,799
Investments in equipment and leases, net	90,623,926	88,279,466	89,509,858	86,898,199
Total assets	104,261,908	102,412,406	99,593,244	97,379,533

Liabilities:
Accounts payable Managing Member:	802,208	1,746,122	209,101	1,157,163
Accounts payable Other	82,780	1,463,354	712,447	2,045,983
Total liabilities	32,071,025	34,395,513	30,238,842	32,520,440

Members’ capital:
Other Members	72,190,883	68,016,893	69,354,402	64,859,093
Total Members’ capital	72,190,883	68,016,893	69,354,402	64,859,093

Total liabilities and Members’ capital	$104,261,908	$102,412,406	$99,593,244	$97,379,533

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Statements of Operations line items that have been restated for the following periods:

	Three Months Ended
	March 31, 2005
	As reported	Restated
Operating lease revenue	$4,454,579	$4,823,229
Reclassification adjustments		(33,033)
Total Revenues	4,783,865	5,119,482

Expenses:
Acquisition expense	—	213,296
Depreciation of operating lease assets	3,487,660	3,774,855
Amortization of initial direct costs	264,139	144,018
Cost reimbursement to Managing Member	200,811	201,981
Amortization of loan fee	—	1,500
Interest expense	287,887	240,787
Professional fees	35,101	34,508
Outside services	—	24,000
Insurance	—	8,504
Other	110,448	57,675

Total expenses before reclassifications	4,539,382	4,854,460
Reclassification adjustments		123,000
Total expenses		4,977,460

Other income (expense), net before reclassifications	—
Reclassification adjustments		156,033
Total other income (expense), net		156,033

Net income (loss)	244,483	298,055

Net income (loss):
Other Members	24,502	78,074
Net income (loss) per Limited Liability Company Unit	$0.00	$0.00

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended
	March 31, 2005
	As reported	Restated
Operating activities:
Net income (loss)	$244,483	$298,055
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of initial direct costs	264,139	144,018
Depreciation of operating lease assets	3,487,660	3,774,855
Changes in operating assets and liabilities:
Accounts receivable	100,980	(267,671)
Other assets	(2,170)	(17,573)
Accounts payable, Managing Member	605,490	420,061
Accounts payable, other	(3,960)	1,222,470

Net cash provided by operating activities	5,597,717	6,475,311

Investing activities:
Purchases of equipment on operating leases	(10,449,039)	(10,448,500)
Payments of initial direct costs to Managing Member	(756,672)	—
(Payments) recoveries of initial direct lease costs	—	(326,423)
Payments received on notes receivable	316,109	—
Reduction (increase) in net investment in notes receivable	—	451,319
Note receivable advances	(126,395)	(261,605)

Net cash used in investing activities	(10,677,222)	(10,246,434)

Financing activities:
Distributions declared and payable to Other Members	(2,713,098)	(3,923,332)
Distribution to Managing Member	(219,981)	(318,129)

Net cash provided by (used in) financing activities	$9,600,921	$8,292,539

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Statements of Operations line items that have been restated for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Operating leases	$5,138,795	$5,080,678	$9,593,374	$9,903,908
Reclassification adjustments		79,494		46,461
Total Revenues	5,371,083	5,392,460	10,154,948	10,511,942

Expenses:
Acquisition expense	—	143,143	—	356,439
Amortization of initial direct costs	271,866	144,811	536,005	288,829
Depreciation of operating lease assets	3,899,919	4,187,114	7,387,579	7,961,969
Cost reimbursement to Managing Member	223,511	229,159	424,322	431,140
Amortization of loan fee	—	1,500	—	3,000
Interest expense	406,492	406,492	694,379	647,279
Professional fees	28,609	29,364	63,710	63,872
Outside services	—	23,819	—	47,819
Franchise fees and state taxes	66,520	—	68,274	—
Insurance	—	20,091	—	28,595
Other	84,986	59,635	193,680	117,309

Total expenses before reclassifications	5,274,484	5,537,709	9,813,866	10,392,169
Reclassification adjustments		(91,700)		31,300
Total expenses		5,446,009		10,423,469

Other income (expense), net before reclassifications	—		—	—
Reclassification adjustments		(171,193)	—	(15,160)
Total other income (expense), net		(171,193)	—	(15,160)

Net income (loss)	96,599	(224,742)	341,082	73,313

Net income (loss):
Other Members	(123,382)	(444,723)	(98,880)	(366,649)
Net income (loss) per Limited Liability Company Unit	$(0.01)	$(0.04)	$(0.01)	$(0.04)

ATEL CAPITAL EQUIPMENT FUND IX, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
15. Selected quarterly data (unaudited) (Continued):
Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As reported	Restated	As reported	Restated
Operating activities:
Net income (loss)	$96,599	$(224,743)	$341,082	$73,312
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of initial direct costs	271,866	144,811	536,005	288,829
Depreciation of operating lease assets	3,899,919	4,187,114	7,387,579	7,961,969
Gain on sale of securities	—	(6,250)	—	(6,250)
Changes in operating assets and liabilities:
Accounts receivable	(898,836)	840,719	(797,856)	(1,108,390)
Other assets	672,065	691,821	669,895	674,248
Accounts payable, Managing Member	(593,107)	(588,958)	12,383	(168,897)
Accounts payable, other	629,668	582,628	(625,708)	1,805,098

Net cash provided by operating activities	3,595,050	3,471,395	9,192,767	9,946,706

Investing activities:
Purchases of equipment on operating leases	(3,805,229)	(3,769,816)	(14,254,268)	(14,218,316)
Proceeds from sale of leased assets and notes receivable	633,915	649,668	633,915	649,668
(Payments) recoveries of initial direct lease costs	(201,462)	(75,264)	(958,134)	(401,687)
Reduction of net investment in direct financing leases	561,757	513,694	1,275,712	1,227,649
Payments received on notes receivable	294,930	—	611,039	—
Reduction (increase) in net investment in notes receivable	—	291,828	—	743,147
Proceeds from sale of securities	—	6,250		6,250
Investment in notes receivable	—	—	(126,395)	—

Net cash used in investing activities	(2,507,274)	(2,383,640)	(13,184,496)	(12,630,074)

Financing activities:
Distributions to Other Members	(2,713,099)	(2,713,099)	(5,426,197)	(6,636,431)
Distribution to Managing Member	(219,981)	(219,960)	(439,962)	(538,089)

Net cash provided by (used in) financing activities	$(4,277,080)	$(4,277,059)	$5,323,841	$4,015,480

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, 2004 and 2003, certain material weaknesses existed in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149); and e) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
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
Each of ALC, ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)
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
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial and Operating Officer and Senior Vice President and General Counsel. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 11. EXECUTIVE COMPENSATION
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2005, 2004 and 2003 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.
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
Managing Member’s Interest in Operating Proceeds
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004 and 2003. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2005, 2004 and 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of Beneficial	Amount and Nature of Beneficial
Title of Class	Owner	Ownership	Percent of Class
Limited Liability	ATEL Capital Group	Initial Limited Liability	0.0004%
Company Units	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation”, are hereby incorporated by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$331,113	$155,243
Audit related fees	—	—
Tax fees	46,328	29,838
Other	—	—

	$377,441	$185,081

The Company restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred in 2005 for auditing the restated financial statements for the years ended December 31, 2004 and 2003 are $185,258.
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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2005 and 2004
Statements of operations for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Members’ Capital for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

2.	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective January 16, 2001, (File Number 333-47196) is hereby incorporated herein by reference this reference.

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	12/21/2006

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	12/21/2006
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.