Form 10-Q
period 2006-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-05-08
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2007 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,077,405	$1,479,839
Accounts receivable, net of allowance for doubtful accounts of $32,318 at March 31, 2006 and $9,835 at December 31, 2005	1,926,695	1,566,974
Notes receivable, net of unearned interest income of $1,846,748 at March 31, 2006 and $2,002,225 at December 31, 2005	5,818,856	6,144,325
Prepaids and other assets	126,735	162,386
Interest rate swap contracts	477,015	271,000
Investment in securities	69,854	62,498
Investments in equipment and leases, net of accumulated depreciation of $41,856,715 at March 31, 2006 and $36,906,538 at December 31, 2005	96,762,744	102,547,180

Total assets	$115,259,304	$112,234,202

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$765,964	$1,797,169
Accrued distributions to Other Members	1,209,350	1,209,147
Other	618,095	7,351,653
Deposits due lessees	99,743	110,977
Non-recourse debt	10,874,298	—
Acquisition facility obligation	7,000,000	4,000,000
Receivables funding program obligation	35,706,000	36,502,000
Unearned operating lease income	1,930,986	907,484

Total liabilities	58,204,436	51,878,430

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	57,054,868	60,355,772

Total Members’ capital	57,054,868	60,355,772

Total liabilities and Members’ capital	$115,259,304	$112,234,202

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues:
Leasing activities:
Operating leases	$6,393,153	$4,823,229
Direct financing leases	84,385	132,932
Gain on sales of assets	14,907	—
Interest on notes receivable	155,477	155,179
Other revenue	51,420	8,142

Total revenues	6,699,342	5,119,482

Expenses:
Depreciation of operating lease assets	5,290,478	3,774,855
Asset management fees to Managing Member	331,779	271,336
Acquisition expense	—	213,296
Cost reimbursements to Managing Member	246,121	201,981
Provision for losses and doubtful accounts	22,483	5,000
Amortization of initial direct costs	196,480	144,018
Amortization of loan fee	1,500	1,500
Interest expense	690,224	240,787
Professional fees	188,048	34,508
Outside services	50,062	24,000
Insurance	15,838	8,504
Other	142,947	57,675

Total operating expenses	7,175,960	4,977,460
Other income, net	108,146	156,033

Net (loss) income	$(368,472)	$298,055

Net (loss) income:
Managing Member	$219,932	$219,981
Other Members	(588,404)	78,074

	$(368,472)	$298,055

Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$0.01
Weighted average number of Units outstanding	12,055,016	12,058,516

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	12,058,516	$71,960,299	$—	$71,960,299
Limited Liability Company Units repurchased	(3,500)	(20,795)	—	(20,795)
Distributions to Other Members ($1.00 per Unit)	—	(12,062,397)	—	(12,062,397)
Distributions to Managing Member	—	—	(978,032)	(978,032)
Net income (loss)	—	478,665	978,032	1,456,697

Balance December 31, 2005	12,055,016	60,355,772	—	60,355,772
Limited Liability Company Units repurchased	—	—	—	—
Distributions to Other Members ($0.23 per Unit)	—	(2,712,500)	—	(2,712,500)
Distributions to Managing Member	—	—	(219,932)	(219,932)
Net income (loss)	—	(588,404)	219,932	(368,472)

Balance March 31, 2006	12,055,016	$57,054,868	$—	$57,054,868

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities:
Net (loss) income	$(368,472)	$298,055
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets	(14,907)	—
Depreciation of operating lease assets	5,290,478	3,774,855
Amortization of initial direct costs	196,480	144,018
Provision for losses and doubtful accounts	22,483	5,000
Gain on interest rate swap contracts	(206,015)	(123,000)
Changes in operating assets and liabilities:
Accounts receivable	(382,204)	(267,671)
Prepaids and other assets	35,651	(17,573)
Accounts payable, Managing Member	(1,031,205)	420,061
Accounts payable, other	(6,733,355)	1,186,591
Deposits due lessees	(11,233)	—
Unearned operating lease income	1,023,502	1,054,975

Net cash (used in) provided by operating activities	(2,178,797)	6,475,311

Investing activities:
Purchases of equipment on operating leases	(213,976)	(10,448,500)
Purchases of equipment on direct financing leases	—	(375,180)
Purchase of securities	(7,356)	—
Proceeds from sales of lease assets	69,326	—
Payments of initial direct costs	—	(326,423)
Reduction of net investment in direct financing leases	465,714	713,955
Payments and amortization on notes receivable	316,789	189,714

Net cash provided by (used in) investing activities	630,497	(10,246,434)

Financing activities:
Borrowings under acquisition facility	6,000,000	—
Repayments under acquisition facility	(3,000,000)	(17,000,000)
Borrowings under receivables funding program	2,500,000	29,892,000
Repayments under receivables funding program	(3,296,000)	(358,000)
Proceeds of non-recourse debt	10,874,298	—
Distributions to Other Members	(2,712,500)	(3,923,332)
Distributions to Managing Member	(219,932)	(318,129)

Net cash provided by financing activities	10,145,866	8,292,539

Net increase in cash and cash equivalents	8,597,566	4,521,416
Cash and cash equivalents at beginning of period	1,479,839	1,779,803

Cash and cash equivalents at end of period	$10,077,405	$6,301,219

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$665,963	$240,787

Cash paid during the period for taxes	$25,778	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209,350	$1,210,234

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California on September 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2020. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120,652,660). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors.

As of March 31, 2006, 12,055,016 units ($120,550,160) were issued and outstanding.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 5). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

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

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at March 31, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance when they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

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

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current.

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable at March 31, 2006 was $5,818,856.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

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

Segment reporting:

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the three months ended March 31, 2006 and 2005 and long-lived tangible assets as of March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	% of Total	2005	% of Total
Revenue
United States	$6,326,692	94%	$4,821,848	94%

United Kingdom	305,767	5%	225,943	5%
Canada	66,883	1%	71,691	1%

Total International	372,650	6%	297,634	6%

Total	$6,699,342	100%	$5,119,482	100%

	As of March 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$89,329,433	92%	$85,791,866	97%

United Kingdom	5,076,603	6%	—	0%
Canada	2,356,708	2%	2,487,600	3%

Total International	7,433,311	8%	2,487,600	3%

Total	$96,762,744	100%	$88,279,466	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognizes the offsetting gains or losses as adjustments to net income.

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2006 and 2005, the Company recognized a foreign currency loss of $97,869 and a gain of $33,033, respectively, which is included in other income, net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships.

Other income, net:

Other income consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the three months ended March 31, 2006, other income was comprised primarily of a favorable fair value adjustment on interest rate swap contracts of $206,015 offset by a foreign currency loss of $97,869. During the three months ended March 31, 2005, other income was comprised of a favorable fair value adjustment on interest swap contracts of $123,000 combine with a foreign currency gain of $33,033.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements if a voluntary change in accounting principle is implemented by the Company.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 9% to 22%. The notes are secured by the equipment financed. There were no impaired notes as of March 31, 2006 and December 31, 2005. As of March 31, 2006, the minimum future payments receivable are as follows:

Nine months ending December 31, 2006	$1,215,559
Year ending December 31, 2007	1,305,763
2008	856,408
2009	2,211,134
2010	393,128
2011	393,128
Thereafter	1,262,647

7,637,767
Less: portion representing unearned interest income	(1,846,748)

5,791,019
Unamortized initial direct costs	27,837

Notes receivable, net	$5,818,856

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

3. Notes receivable, net (continued):

For the three months ended March 31, 2006, IDC amortization expense related to notes receivable was $7,669. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $188,811, total IDC amortization expense was $196,480.

For the three months ended March 31, 2005, IDC amortization expense related to notes receivable was $17,448. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $126,570, total IDC amortization expense was $144,018.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Balance March 31, 2006
Net investment in operating leases	$95,028,670	$409,555	$(5,290,478)	$90,147,747
Net investment in direct financing leases	5,698,658	11,906	(477,620)	5,232,944
Assets held for sale or lease	255,159	(250,000)	—	5,159
Initial direct costs, net of accumulated amortization of $1,192,826 in 2006 and $1,111,410 in 2005	1,564,693	1,012	(188,811)	1,376,894

Total	$102,547,180	$172,473	$(5,956,909)	$96,762,744

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2006 related to asset purchase obligations.

For the three months ended March 31, 2006, IDC amortization expense related to operating and direct finance leases was $188,811. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $7,669, total IDC amortization expense was $196,480.

For the three months ended March 31, 2005, IDC amortization expense related to operating and direct finance leases was $126,570. Together with IDC amortization expense related to notes receivable (as discussed in Note 3) of $17,448, total IDC amortization expense was $144,018.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $5,290,478 and $3,774,856 for the three months ended March 31, 2006 and 2005, respectively.

All of the leased property was acquired in 2006, 2005, 2004, 2003 and 2002.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Mining	$17,762,396	$—	$—	$17,762,396
Manufacturing	35,591,123	—	(13,334)	35,577,789
Materials handling	28,760,937		(158,746)	28,602,191
Marine vessels	11,942,266	213,976	280,165	12,436,407
Transportation	12,367,456	—	—	12,367,456
Communications	269,153	—	—	269,153
Office furniture	1,736,023	—	(236,017)	1,500,006
Natural gas compressors	569,460	—	—	569,460
Office Automation	6,140,814	—	—	6,140,814
Construction	3,384,598	—	(4,925)	3,379,673
Transportation, Rail	13,410,982	—	(11,865)	13,399,117

	131,935,208	213,976	(144,722)	132,004,462
Less accumulated depreciation	(36,906,538)	(5,290,478)	340,301	(41,856,715)

Total	$95,028,670	$(5,076,502)	$195,579	$90,147,747

The average estimated residual value for assets on operating leases at March 31, 2006 and 2005 were 25% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

4. Investment in equipment and leases, net (Continued):

Direct financing leases:

As of March 31, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total minimum lease payments receivable	$4,812,366	$5,310,261
Estimated residual values of leased equipment (unguaranteed)	889,089	889,088

Investment in direct financing leases	5,701,455	6,199,349
Less unearned income	(468,511)	(500,691)

Net investment in direct financing leases	$5,232,944	$5,698,658

At March 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2006	$17,354,290	$1,616,989	$18,971,279
Year ending December 31, 2007	18,606,468	1,639,208	20,245,676
2008	14,047,316	1,055,294	15,102,610
2009	9,513,225	492,659	10,005,884
2010	3,781,100	8,216	3,789,316
2011	1,515,594		1,515,594
Thereafter	3,582,256	—	3,582,256

	$68,400,249	$4,812,366	$73,212,615

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

MARCH 31, 2006

5. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS for providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

During the three months ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended March 31,
	2006	2005
Administrative costs reimbursed to Managing Member	$246,121	$201,981
Asset management fees to Managing Member	331,779	271,336
Acquisition expenses paid to Managing Member	—	213,296

	$577,900	$686,613

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the three months ended March 31, 2006 and 2005, the Managing Member made such payments of $384,295 and $108,821, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

6. Non-recourse debt

At March 31, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2006, the carrying value of the pledged assets was $13,187,690. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Nine months ending December 31, 2006	$1,459,686	$430,962	$1,890,648
Year ending December 31, 2007	2,216,845	513,293	2,730,138
2008	2,354,337	375,804	2,730,141
2009	678,442	279,266	957,708
2010	721,338	236,370	957,708
2011	652,732	193,905	846,637
Thereafter	2,790,918	336,874	3,127,792

	$10,874,298	$2,366,474	$13,240,772

7. Borrowing facilities:

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

As of March 31, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(7,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(11,600,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 was 6.50%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

7. Borrowing facilities (continued):

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

As of March 31, 2006, the Company had $7,000,000 outstanding under the acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8. Receivable funding program:

As of March 31, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

As of March 31, 2006, the Company had $35,706,000 outstanding under this program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $41,483 and $108,509 for the three months ended March 31, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

As of March 31, 2006, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $35,706,000 based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 2.88% to 4.08% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

8. Receivable funding program (continued):

Borrowings under the Program are as follows:

Dated Borrowed	Original Amount Borrowed	Balance March 31, 2006	Notional Balance March 31, 2006	Swap Value March 31, 2006	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000,000	$13,122,000	$13,122,000	$264,954	3.75%
March 22, 2005	9,892,000	8,030,000	8,030,000	129,868	4.31%
December 15, 2005	13,047,000	12,163,000	12,163,000	65,792	4.80%
January 9, 2006	2,500,000	2,391,000	2,391,000	16,401	4.81%

	$45,439,000	$35,706,000	$35,706,000	$477,015

At March 31, 2006, the minimum repayment schedule under the accounts receivable funding program is as follows:

Nine Months Ending December 31, 2006	$10,216,000
Year ending December 31, 2007	10,011,000
2008	7,470,000
2009	5,604,000
2010	1,990,000
2011	415,000

$35,706,000

At March 31, 2006, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $41,735,594 at their discounted present value.

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

9. Commitments:

At March 31, 2006, there were commitments to purchase lease assets totaling approximately $609,680. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

11. Member’s capital:

As of March 31, 2006, 12,055,516 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions declared	$2,712,500	$3,923,333
Weighted average number of Units outstanding	12,055,016	12,058,516
Weighted average distributions per Unit	$0.23	$0.33

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

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of March 31, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(7,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(11,600,000)

Total available under the above mentioned facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 was 6.50%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS, and providing for cash distributions to the members.

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

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 6 through 8 in the notes to the financial statements.

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

At March 31, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had $35,706,000 outstanding under this receivables funding program as of March 31, 2006. The receivables funding program expires August 2011.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $41,483 and $108,509 during the three months ended March 31, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of March 31, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in April 2006, generated from operations in 2006.

At March 31, 2006, there were commitments to purchase lease assets totaling approximately $609,680. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through March 2006. See Note 11 in the notes to the financial statements for additional information regarding distributions.

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

Cash used in operating activities totaled $2,178,797 in 2006 while cash provided by operating activities totaled $6,475,311 in 2005. Cash balances declined due to the large amount of payables paid subsequent to the first three months of 2005. Accounts payable and accrued liabilities decreased by $7,919,945 while amounts payable to the Managing Member decreased by $1,451,266.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash provided by investing activities totaled $630,497 in 2006 while cash used in investing activities totaled $10,246,434 in 2005. The decrease in the utilization of cash related to investing activities was largely due to a decrease in purchases of equipment on operating leases which declined by $10,234,524 from $10,448,500 in 2005 to $213,976 in 2006.

In 2006, the main sources of cash from financing activities were the $10,874,298 of proceeds from a non-recourse debt, $7,000,000 of draw downs on the acquisition facility and $2,500,000 borrowed from the Company’s receivables funding program. These were offset by repayments of $6,296,000 during the same period. In 2005, the Company borrowed $29,892,000 from its receivables funding program but repaid $17,358,000 of debt during the same period. In total, cash provided by financing activities increased by $1,853,327 from $8,292,539 in 2005 to $10,145,866 in 2006 resulting primarily from the decrease in repayments made on outstanding debt.

Results of Operations

As of February 21, 2001, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Company had a net loss of $368,472 for the first three months of 2006 compared to net income of $298,055 for the first three months of 2005 as the increase in quarter over quarter revenues was more than offset by an increase in expenses, primarily asset depreciation expenses.

Revenues increased by $1,579,860 from $5,119,482 in 2005 to $6,699,342 in 2006 primarily due to an increase in operating lease revenue. Operating lease revenue increased by $1,569,924, or 33%, from $4,823,229 in 2005 to $6,393,153 in 2006. The increase was primarily due to assets acquired by the Company during the fourth quarter of 2005 totaling approximately $24,364,296. The increase was primarily due to assets acquired subsequent to March 31, 2005, including approximately $24,364,296 acquired during the fourth quarter of 2005.

The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $1,515,623 from $3,774,855 in 2005 to $5,290,478 in 2006.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense for 2005 totaled $213,296. There was no acquisition expense incurred in 2006.

Other income, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions decreased by $47,887 from $156,033 in 2005 to $108,146 in 2006.

Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expense increased by $85,272 from $57,675 in 2005 to $142,947 in 2006.

Cost reimbursements to Managing Member increased by $44,140 from $201,981 in 2005 to $246,121 in 2006.

Interest expense increased $449,438 from $240,787 in 2005 to $690,224 in 2006. Professional fees and outside services increased by $179,602 from $58,508 in 2005 to $238,110 in 2006. Interest expense increased as the Company’s borrowing increased from $29,534,000 to $53,580,298 as of March 31, 2006. Professional fees and outside services expense also increased as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2006, there was an outstanding balance of $7,000,000 on the floating rate acquisition facility. Interest on the acquisition facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s prime rate, which re-prices daily.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There was $35,706,000 in borrowings under this facility at March 31, 2006.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

As reported in our Form 10-K for the year ended December 31, 2005 (filed December 21, 2006) the Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149); and e) financial statement close process, including evaluating the relative significance of misstatements, and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in the Company’s Prospectus, as amended on Form POS AM, Post-Effective Amendment No. 7, which was filed on May 15, 2002. The Company’s offering was terminated on January 15, 2003.

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

Date:

May 8, 2007

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant