Form 10-Q
period 2006-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-05-08
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 000-50210

ATEL Capital Equipment Fund IX, LLC

(Exact name of registrant as specified in its charter)

California	94-3375584
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

(415) 989-8800

Registrant’s telephone number, including area code

None

Securities registered pursuant to section 12(b) of the Act:

Limited Liability Company Units

Securities registered pursuant to section 12(g) of the Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Cash and cash equivalents	$3,216,702	$1,479,839
Accounts receivable, net of allowance for doubtful accounts of $2,518 at June 30, 2006 and $9,835 at December 31, 2005	2,519,693	1,566,974
Notes receivable, net of unearned interest income of $1,701,866 at June 30, 2006 and $2,002,225 at December 31, 2005	5,513,916	6,144,325
Prepaids and other assets	100,018	162,386
Interest rate swap contracts	582,585	271,000
Investment in securities	69,854	62,498
Investments in equipment and leases, net of accumulated depreciation of $46,601,976 at June 30, 2006 and $36,906,538 at December 31, 2005	90,889,108	102,547,180

Total assets	$102,891,876	$112,234,202

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$518,619	$1,797,169
Accrued distributions to Other Members	1,307,389	1,209,147
Other	391,318	7,351,653
Deposits due lessees	80,738	110,977
Non-recourse debt	10,474,005	—
Acquisition facility obligation	2,000,000	4,000,000
Receivables funding program obligation	32,795,000	36,502,000
Unearned operating lease income	1,290,279	907,484

Total liabilities	48,857,348	51,878,430
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	54,034,528	60,355,772

Total Members’ capital	54,034,528	60,355,772

Total liabilities and Members’ capital	$102,891,876	$112,234,202

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$6,614,783	$5,080,678	$13,007,936	$9,903,908
Direct financing leases	101,726	108,628	186,111	241,561
Gain on sales of assets	75,946	35,413	90,853	35,413
Interest on notes receivable	144,882	140,254	300,359	295,433
Other revenue	43,045	27,487	94,464	35,627

Total revenues	6,980,382	5,392,460	13,679,723	10,511,942
Expenses:
Depreciation of operating lease assets	5,226,492	4,187,114	10,516,971	7,961,969
Asset management fees to Managing Member	242,096	215,548	573,875	486,884
Acquisition expense	1,417	143,143	1,417	356,439
Cost reimbursements to Managing Member	244,790	229,159	490,911	431,140
Provision for losses and doubtful accounts	(29,800)	(14,667)	(7,317)	(9,667)
Amortization of initial direct costs	161,382	144,811	357,863	288,829
Amortization of loan fee	1,500	1,500	3,000	3,000
Interest expense	653,426	406,492	1,343,651	647,279
Professional fees	189,679	29,364	377,727	63,872
Outside services	176,322	23,819	226,384	47,819
Insurance	38,696	20,091	54,534	28,595
Other	264,827	59,635	407,771	117,310

Total operating expenses	7,170,827	5,446,009	14,346,787	10,423,469
Other income (loss), net	102,757	(171,193)	210,903	(15,160)

Net (loss) income	$(87,688)	$(224,742)	$(456,161)	$73,313

Net (loss) income:
Managing Member	$219,932	$219,960	$439,895	$538,089
Other Members	(307, 620)	(444,702)	(896,056)	(464,776)

	$(87,688)	$(224,742)	$(456,161)	$73,313

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.04)	$(0.07)	$(0.04)
Weighted average number of Units outstanding	12,055,016	12,058,516	12,055,016	12,058,516

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2006

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2004	12,058,516	$71,960,299	$—	$71,960,299
Limited Liability Company Units repurchased	(3,500)	(20,795)	—	(20,795)
Distributions to Other Members ($1.00 per Unit)	—	(12,062,397)	—	(12,062,397)
Distributions to Managing Member	—	—	(978,032)	(978,032)
Net income (loss)	—	478,665	978,032	1,456,697

Balance December 31, 2005	12,055,016	60,355,772	—	60,355,772
Limited Liability Company Units repurchased	—	—	—	—
Distributions to Other Members ($0.45 per Unit)	—	(5,425,188)	—	(5,425,188)
Distributions to Managing Member	—		(439,895)	(439,895)
Net income (loss)	—	(896,056)	439,895	(456,161)

Balance June 30, 2006	12,055,016	$54,034,528	$—	$54,034,528

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(87,688)	$(224,742)	$(456,161)	$73,313
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets	(75,946)	(35,413)	(90,853)	(35,413)
Depreciation of operating lease assets	5,226,492	4,187,114	10,516,971	7,961,969
Amortization of initial direct costs	161,382	144,811	357,863	288,829
Provision for losses and doubtful accounts	(29,800)	(14,667)	(7,317)	(9,667)
Gain on interest rate swap contracts	(105,569)	91,700	(311,585)	(31,300)
Gain on sale of securities	—	(6,250)	—	(6,250)
Changes in operating assets and liabilities:
Accounts receivable	(563,198)	(840,719)	(945,401)	(1,108,388)
Prepaids and other assets	26,717	691,821	62,368	674,248
Accounts payable, Managing Member	(247,345)	(588,958)	(1,278,550)	(168,897)
Accounts payable, other	(128,738)	582,628	(6,862,094)	1,769,217
Deposits due lessees	(19,006)	9,115	(30,239)	9,115
Unearned operating lease income	(640,707)	(533,859)	382,795	521,117

Net cash provided by operating activities	3,516,594	3,462,581	1,337,797	9,937,893

Investing activities:
Purchases of equipment on operating leases	(54,256)	(3,769,816)	(268,232)	(14,218,317)
Purchases of equipment on direct financing leases	—	—	—	(375,180)
Purchase of securities	—	—	(7,356)	—
Proceeds from sales of lease assets	171,538	649,668	240,865	649,668
Receipts from affiliates	—	8,815	—	8,815
Payments of initial direct costs (broker fees)	—	(75,265)	—	(401,688)
Reduction of net investment in direct financing leases	450,161	513,694	915,875	1,227,649
Reduction in net investment in notes receivable	299,204	291,828	615,992	481,542
Proceeds from sale of securities	—	6,250	—	6,250

Net cash provided by (used in) investing activities	866,647	(2,374,826)	1,497,144	(12,621,261)

Financing activities:
Borrowings under acquisition facility	—	—	6,000,000	—
Repayments under acquisition facility	(5,000,000)	—	(8,000,000)	(17,000,000)
Borrowings under receivables funding program	—	—	2,500,000	29,892,000
Repayments under receivables funding program	(2,911,000)	(1,344,000)	(6,207,000)	(1,702,000)
Proceeds of non-recourse debt	—	—	10,874,298	—
Repayments of non-recourse debt	(400,293)	—	(400,293)	—
Distributions to Other Members	(2,712,688)	(2,713,099)	(5,425,188)	(6,636,431)
Distributions to Managing Member	(219,963)	(219,960)	(439,895)	(538,089)

Net cash provided by (used in) financing activities	(11,243,944)	(4,277,059)	(1,098,078)	4,015,480

Net increase (decrease) in cash and cash equivalents	(6,860,703)	(3,189,304)	1,736,863	1,332,112
Cash and cash equivalents at beginning of period	10,077,405	6,301,219	1,479,839	1,779,803

Cash and cash equivalents at end of period	$3,216,702	$3,111,915	$3,216,702	$3,111,915

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$636,792	$442,373	$1,302,755	$683,159

Cash paid during the period for taxes	$81,136	$21,867	$106,914	$21,867

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,307,389	$1,210,489	$1,307,389	$1,210,489

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1.	Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California on June 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. The Company may continue until December 31, 2020. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

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

As of June 30, 2006, 12,055,016 units ($120,550,160) were issued and outstanding.

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	Summary of significant accounting policies (continued):

period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts and notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of sixty days or less.

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at June 30, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable at June 30, 2006 is $5,513,916.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	Summary of significant accounting policies (continued):

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the six months ended June 30, 2006 and 2005 and long-lived tangible assets as of June 30, 2006 and 2005::

	For the six months ended June 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$12,935,713	95%	$9,847,486	94%

United Kingdom	611,533	4%	522,225	5%
Canada	132,477	1%	142,231	1%

Total International	744,010	5%	664,456	6%

Total	$13,679,723	100%	$10,511,942	100%

	As of June 30,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$83,757,729	92%	$78,764,292	91%

United Kingdom	4,820,833	5%	5,646,307	6%
Canada	2,310,546	3%	2,487,600	3%

Total International	7,131,379	8%	8,133,907	9%

Total	$90,889,108	100%	$86,898,199	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	Summary of significant accounting policies (continued):

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the six months ended June 30, 2006 and 2005, the Company recognized a foreign currency loss of $100,682 and $110,264, respectively.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships.

Other income (loss), net:

Other income (loss) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the six months ended June 30, 2006, other income was comprised primarily of a favorable fair value adjustment on interest rate swap contracts of $311,585 offset by a foreign currency loss of $100,682. During the six months ended June 30, 2005, other loss was comprised of a foreign currency loss of $110,264 offset by recoveries of amounts previously written-off of $63,804 and a favorable fair value adjustment on interest rate swap contracts of $31,300.

Per unit data:

Net loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements if a voluntary change in accounting principle is implemented by the Company.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

3.	Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 9% to 22%. The notes are secured by the equipment financed. There were no impaired notes as of June 30, 2006 and December 31, 2005. As of June 30, 2006, the minimum future payments receivable are as follows:

Six months ending December 31, 2006	$771,474
Year ending December 31, 2007	1,305,763
2008	856,408
2009	2,211,134
2010	393,128
2011	393,128
Thereafter	1,262,646

7,193,681
Less: portion representing unearned interest income	(1,701,866)

5,491,815
Unamortized initial direct costs	22,101

Notes receivable, net	$5,513,916

For the six months ended June 30, 2006, IDC amortization expense related to notes receivable was $13,404. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $344,459, total IDC amortization expense was $357,863.

For the six months ended June 30, 2005, IDC amortization expense related to notes receivable was $31,948. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 4) of $256,881, total IDC amortization expense was $288,829.

4.	Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Balance June 30, 2006
Net investment in operating leases	$95,028,670	$373,380	$(10,516,971)	$84,885,079
Net investment in direct financing leases	5,698,658	32,172	(948,047)	4,782,783
Assets held for sale or lease	255,159	(255,159)	—	—
Initial direct costs, net of accumulated amortization of $1,292,459 in 2006 and $1,111,410 in 2005	1,564,693	1,012	(344,459)	1,221,246

Total	$102,547,180	$151,405	$(11,809,477)	$90,889,108

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2006 related to asset purchase obligations.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

For the six months ended June 30, 2006, IDC amortization expense related to operating and direct finance leases was $344,459. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $13,404, total IDC amortization expense was $357,863.

For the six months ended June 30, 2005, IDC amortization expense related to operating and direct finance leases was $256,881. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $31,948, total IDC amortization expense was $288,829.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $10,516,971 and $7,961,969 for the six months ended June 30, 2006 and 2005, respectively.

All of the property on leases was acquired in 2006, 2005, 2004, 2003 and 2002.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Mining	$17,762,396	$—	$—	$17,762,396
Manufacturing	35,591,123	—	(284,063)	35,307,060
Materials handling	28,760,937	32,493	(468,062)	28,325,368
Marine vessels	11,942,266	235,740	288,546	12,466,552
Transportation	12,367,456	—	—	12,367,457
Communications	269,153	—	—	269,153
Office furniture	1,736,023	—	(236,017)	1,500,006
Natural gas compressors	569,460	—	—	569,460
Office Automation	6,140,814	—	—	6,140,814
Construction	3,384,598	—	(4,925)	3,379,673
Transportation, Rail	13,410,982	—	(11,864)	13,399,118

	131,935,208	268,232	(716,384)	131,487,056
Less accumulated depreciation	(36,906,538)	(10,516,971)	821,532	(46,601,977)

Total	$95,028,670	$(10,248,739)	$105,148	$84,885,079

The average estimated residual value for assets on operating leases at June 30, 2006 and 2005 were 25% and 27% of the assets’ original cost, respectively.

Direct financing leases:

As of June 30, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total minimum lease payments receivable	$4,363,268	$5,310,261
Estimated residual values of leased equipment (unguaranteed)	877,916	889,088

Investment in direct financing leases	5,241,184	6,199,349
Less unearned income	(458,401)	(500,691)

Net investment in direct financing leases	$4,782,783	$5,698,658

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4.	Investment in equipment and leases, net (continued):

At June 30, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2006	$12,785,640	$1,125,977	$13,911,617
Year ending December 31, 2007	18,630,982	1,681,442	20,312,424
2008	14,047,316	1,054,974	15,102,290
2009	9,513,225	492,659	10,005,884
2010	3,781,100	8,216	3,789,316
2011	1,515,594	—	1,515,594
Thereafter	3,582,256	—	3,582,256

	$63,856,113	$4,363,268	$68,219,381

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

JUNE 30, 2006

5.	Related party transactions (continued):

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

During the six and three months ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Administrative costs reimbursed to Managing Member	$244,790	$208,781	$490,911	$391,865
Asset management fees to Managing Member	242,096	215,548	573,875	486,884
Acquisition expenses paid to Managing Member	1,417	143,143	1,417	356,439

	$488,303	$567,472	$1,066,203	$1,235,188

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the six months ended June 30, 2006 and 2005, the Managing Member made such payments of $918,320 and $199,685, respectively. During the three month periods ended June 30, 2006 and 2005, the Managing Member made such payments of $534,025 and $90,064, respectively.

6.	Non-recourse debt

At June 30, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99 % to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2006, the carrying value of the pledged assets is $12,603,252. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2006	$1,059,393	$305,678	$1,365,071
Year ending December 31, 2007	2,216,845	513,293	2,730,138
2008	2,354,337	375,804	2,730,141
2009	678,442	279,266	957,708
2010	721,338	236,370	957,708
2011	652,732	193,905	846,637
Thereafter	2,790,918	336,874	3,127,792

	$10,474,005	$2,241,190	$12,715,195

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

7.	Borrowing facilities:

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

As of June 30, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(15,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 was 6.45%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

7.	Borrowing facilities (continued):

As of June 30, 2006, the Company had $2,000,000 outstanding under the acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8.	Receivable funding program:

As of June 30, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

As of June 30, 2006, the Company had $32,795,000 outstanding under this program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $73,324 and $201,329 for the six months ended June 30, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

As of June 30, 2006, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $32,795,000 based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 2.88% to 4.0822% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

Borrowings under the Program are as follows:

Dated Borrowed	Original Amount Borrowed	Balance June 30, 2006	Notional Balance June 30, 2006	Swap Value June 30, 2006	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000,000	$11,881,000	$11,881,000	$277,961	3.75%
March 22, 2005	9,892,000	7,823,000	7,823,000	160,939	4.31%
December 15, 2005	13,047,000	10,827,000	10,827,000	113,891	4.80%
January 9, 2006	2,500,000	2,264,000	2,264,000	29,794	4.81%

	$45,439,000	$32,795,000	$32,795,000	$582,585

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

8.	Receivable funding program (continued):

At June 30, 2006, the minimum repayment schedule under the accounts receivable funding program is as follows:

Six months ending December 31, 2006	$7,305,000
Year ending December 31, 2007	10,011,000
2008	7,470,000
2009	5,604,000
2010	1,990,000
2011	415,000

$32,795,000

At June 30, 2006, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $36,929,752 at their discounted present value.

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

9.	Commitments:

At June 30, 2006, there were commitments to purchase lease assets totaling approximately $392,891. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

11.	Member’s capital:

As of June 30, 2006, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$2,712,688	$2,713,099	$5,425,188	$6,636,431
Weighted average number of Units outstanding	12,055,016	12,058,516	12,055,016	12,058,516
Weighted average distributions per Unit	$0.23	$0.22	$0.45	$0.55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Borrowings under the facility as of June 30, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(15,500,000)

Total available under the above mentioned facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of June 30, 2006, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 was 6.45%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

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

At June 30, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had $32,795,000 outstanding under this receivables funding program as of June 30, 2006. The receivables funding program expires August 2011.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $73,324 and $201,329 during the six months ended June 30, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of June 30, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2006, generated from operations in 2006.

At June 30, 2006, there were commitments to purchase lease assets totaling approximately $392,891. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through June 2006. See Note 11 in the notes to the financial statements for additional information regarding distributions.

Cash Flows

The three months ended June 30, 2006 versus the three months ended June 30, 2005

In both 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $54,013 from $3,462,581 in 2005 to $3,516,594 in 2006. This increase is primarily a result of higher revenues. Operating lease revenues increased $1,534,104 from $5,080,679 in 2005 to $6,614,783 in 2006.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash provided by investing activities totaled $866,647 in 2006 while cash used in investing activities totaled $2,374,826 in 2005. The decrease in cash used in investing activities was primarily due to a decrease in purchases of equipment on operating leases which declined by $3,715,560 from $3,769,816 in 2005 to $54,256 in 2006.

In 2006 and 2005, the primary use of cash in financing activities was repayment of debt. There were no sources of cash from borrowing activities during 2006 or 2005. Cash used in financing activities increased by $6,966,885 from $4,277,059 in 2005 to $11,243,944 in 2006 primarily due to repayments of $5,000,000 on the acquisition facility.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations decreased by $8,600,096 from $9,937,893 in 2005 to $1,337,797 in 2006 as the increase in revenues were more than offset by the large amount of payables paid subsequent to the first six months of 2005. Operating lease revenues increased $3,104,028 from $9,903,908 in 2005 to $13,007,936 in 2006. Accounts payable and accrued liabilities decreased by $8,631,311 while amounts payable to the Managing Member decreased by $1,109,653 since the first half of 2005.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash provided by investing activities totaled $1,497,144 in 2006 while cash used in investing activities totaled $12,621,261 in 2005. The decrease in the cash used in investing activities was primarily due to a decrease in purchases of equipment on operating leases which declined by $14,218,317 in 2005, representing total equipment purchased during the first six months of 2005. There were no equipment purchased in 2006.

In 2006 and 2005, the main sources of cash from financing activities were borrowings from the Company’s receivables funding program and its acquisition facility, net of repayments. In addition, the Company had proceeds from a non-recourse debt in 2006. However, cash flows from financing activities decreased in 2006, compared to 2005, as the Company borrowed less in 2006. Gross borrowings decreased by $10,517,702 from $29,892,000 in 2005 to $19,374,298 in 2006. The borrowings were partially offset by repayments of $14,607,293 and $18,702,000 in 2006 and 2005, respectively.

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

The three months ended June 30, 2006 versus the three months ended June 30, 2005

Revenues increased by $1,587,922, or 29.1%, from $5,392,460 in 2005 to $6,980,382 in 2006 and was the primary driver in reducing the net loss by $137,054, or 61.0%, from a net loss of $224,742 in 2005 to a net loss of $87,688 in 2006.

The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $1,534,105, or 30.2%, from $5,080,678 in 2005 to $6,614,783 in 2006. The increase was driven by the acquisition of lease assets subsequent to June 30, 2005, including approximately $24,364,296 acquired during the fourth quarter of 2005.

The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $1,039,378 from $4,187,114 in 2005 to $5,226,492 in 2006.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense decreased by $141,726 from $143,143 in 2005 to $1,417 in 2006.

Other income, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions totaled $102,757 in 2006.

Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expense decreased by $205,192 from $59,635 in 2005 to $264,827 in 2006.

Cost reimbursements to Managing Member increased by $15,631 from $229,159 in 2005 to $244,790 in 2006.

Interest expense increased $246,934 from $406,492 in 2005 to $653,426 in 2006. Professional fees and outside services increased by $312,818 from $53,183 in 2005 to $366,001 in 2006. Interest expense increased as the Company’s borrowing increased from $28,190,000 in 2005 to $45,269,005 in 2006. Professional fees and outside services expense also increased as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

Revenues increased by $3,167,781, or 30.1%, from $10,575,747 in 2005 to $13,679,723 in 2006. However, the increase in revenues was more than offset by an increase in operating expenses which increased by $3,923,318, or 37.6%, from 10,423,469 in 2005 to $14,346,787 in 2006. This resulted in a net loss of $456,161 in 2006 compared to net income of $73,313 in 2005.

The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $3,104,028, or 31.3%, from $9,903,908 in 2005 to $13,007,936 in 2006, primarily due to lease assets acquired subsequent to June 30, 2005.

As previously discussed, continued acquisitions of lease assets results in increased revenues, as noted above, and depreciation expense on such assets. Depreciation expense increased by $2,555,002 from $7,961,969 in 2005 to $10,516,971 in 2006.

Acquisition expense decreased by $355,022 from $356,439 in 2005 to $1,417 in 2006.

Other expense increased by $290,461 from $117,310 in 2005 to $407,771 in 2006.

Other income, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions totaled $210,903 in 2006.

Certain other operating expenses including amortization of IDC costs, asset management fees to Managing Member, cost reimbursements to Managing Member, interest expense and professional fees increased. These expenses increased by $1,226,023 from $1,918,004 in 2005 to $3,144,027 in 2006. The year-over-year increase in expenses was directly related to the increase in the Company’s lease assets, increased borrowings, and increased expenses associated with the restatement and filing of previously filed financial statements.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2006, there was an outstanding balance of $2,000,000 on the floating rate acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $32,795,000 in borrowings under this facility at June 30, 2006.

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

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, certain material weaknesses existed in the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

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