Form 10-Q
period 2006-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-05-08
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$4,027,089	$1,479,839
Accounts receivable, net of allowance for doubtful accounts of $16,666 at September 30, 2006 and $9,835 at December 31, 2005	458,932	1,566,974
Notes receivable, net of unearned interest income of $1,566,414 at September 30, 2006 and $2,002,225 at December 31, 2005	5,233,485	6,144,325
Prepaids and other assets	121,761	162,386
Interest rate swap contracts	298,333	271,000
Investment in securities	69,854	62,498
Investments in equipment and leases, net of accumulated depreciation of $41,840,323 at September 30, 2006 and $36,906,538 at December 31, 2005	85,413,135	102,547,180

Total assets	$95,622,589	$112,234,202

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$523,990	$1,797,169
Accrued distributions to Other Members	1,306,375	1,209,147
Other	825,267	7,351,653
Deposits due lessees	85,489	110,977
Non-recourse debt	9,948,292	—
Acquisition facility obligation	2,500,000	4,000,000
Receivables funding program obligation	28,395,000	36,502,000
Unearned operating lease income	1,354,866	907,484

Total liabilities	44,939,279	51,878,430

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	50,683,310	60,355,772

Total Members’ capital	50,683,310	60,355,772

Total liabilities and Members’ capital	$95,622,589	$112,234,202

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$6,200,587	$5,192,000	$19,208,524	$15,095,908
Direct financing leases	380,151	97,927	566,262	339,488
Gain on sales of assets	54,302	98,195	145,155	133,607
Interest on notes receivable	135,451	124,186	435,810	419,619
Other revenue	66,734	40,976	161,197	76,604

Total revenues	6,837,225	5,553,284	20,516,948	16,065,226

Expenses:
Depreciation of operating lease assets	4,772,395	4,352,055	15,289,366	12,314,024
Asset management fees to Managing Member	391,455	328,797	965,329	815,681
Acquisition expense	70	90,487	1,488	446,926
Cost reimbursements to Managing Member	226,542	228,863	717,453	660,002
Provision for losses and doubtful accounts	14,148	(4,104)	6,831	(13,771)
Amortization of initial direct costs	158,424	145,631	516,286	434,460
Amortization of loan fee	1,500	1,500	4,500	4,500
Interest expense	604,281	460,484	1,947,932	1,107,763
Professional fees	169,853	129,724	547,580	193,597
Outside services	268,113	23,101	494,497	70,920
Insurance	16,136	19,746	70,670	48,341
Other	362,527	31,957	770,299	149,267

Total operating expenses	6,985,444	5,808,241	21,332,231	16,231,710
Other (loss) income, net	(270,568)	186,356	(59,664)	171,196

Net (loss) income	$(418,787)	$(68,601)	$(874,947)	$4,712

Net (loss) income:
Managing Member	$219,932	$219,996	$659,828	$758,085
Other Members	(638,719)	(288,597)	(1,534,775)	(753,373)

	$(418,787)	$(68,601)	$(874,947)	$4,712

Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$(0.02)	$(0.13)	$(0.06)
Weighted average number of Units outstanding	12,055,016	12,058,103	12,055,016	12,058,377

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	12,058,516	$71,960,299	$—	$71,960,299
Limited Liability Company Units repurchased	(3,500)	(20,795)	—	(20,795)
Distributions to Other Members ($0.78 per Unit)	—	(12,062,397)	—	(12,062,397)
Distributions to Managing Member	—	—	(978,032)	(978,032)
Net income (loss)	—	478,665	978,032	1,456,697

Balance December 31, 2005	12,055,016	60,355,772	—	60,355,772
Limited Liability Company Units repurchased	—	—	—	—
Distributions to Other Members ($0.68 per Unit)	—	(8,137,687)	—	(8,137,687)
Distributions to Managing Member	—	—	(659,828)	(659,828)
Net income (loss)	—	(1,534,775)	659,828	(874,947)

Balance September 30, 2006	12,055,016	$50,683,310	$—	$50,683,310

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(418,787)	$(68,601)	$(874,947)	$4,712
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets	(54,302)	(98,195)	(145,155)	(133,607)
Depreciation of operating lease assets	4,772,395	4,352,055	15,289,366	12,314,024
Amortization of initial direct costs	158,424	145,631	516,286	434,460
Provision for losses and doubtful accounts	14,148	(4,104)	6,831	(13,771)
Gain on interest rate swap contracts	284,251	(185,700)	(27,333)	(217,000)
Gain on sale of securities	—	(1,279)	—	(7,529)
Changes in operating assets and liabilities:
Accounts receivable	2,046,612	1,878,036	1,101,211	769,646
Prepaids and other assets	(21,743)	(16,748)	40,624	657,499
Accounts payable, Managing Member	5,371	(36,301)	(1,273,179)	(205,198)
Accounts payable, other	432,935	(387,800)	(6,429,158)	171,184
Deposits due lessees	4,752	—	(25,488)	9,115
Unearned operating lease income	64,586	407,879	447,382	928,995

Net cash provided by operating activities	7,288,642	5,984,873	8,626,440	14,712,530

Investing activities:
Purchases of equipment on operating leases	(121,274)	(2,387,947)	(389,507)	(16,606,263)
Purchases of equipment on direct financing leases	—	(27,605)		(402,785)
Purchase of securities	—	—	(7,356)	—
Proceeds from sales of lease assets	396,608	45,403	637,475	695,071
Receipts from affiliates	—	—	—	8,815
Payments of initial direct costs	—	(78,390)	—	(480,077)
Reduction of net investment in direct financing leases	328,425	1,017,937	1,244,299	2,245,586
Note receivable advances	—	—	—	(261,605)
Proceeds from sale of securities	—	1,279	—	7,529
Payments received on notes receivable	276,129	282,957	892,121	1,026,104

Net cash provided by (used in) investing activities	879,888	(1,146,366)	2,377,032	(13,767,625)

Financing activities:
Borrowings under acquisition facility	1,500,000	1,000,000	7,500,000	1,000,000
Repayments under acquisition facility	(1,000,000)	—	(9,000,000)	(17,000,000)
Borrowings under receivables funding program	—	—	2,500,000	29,892,000
Repayments under receivables funding program	(4,400,000)	(3,318,000)	(10,607,000)	(5,020,000)
Proceeds of non-recourse debt	—	—	10,874,298	—
Repayments of non-recourse debt	(525,712)	—	(926,005)	—
Distributions to Other Members	(2,712,499)	(2,713,279)	(8,137,687)	(8,139,475)
Distributions to Managing Member	(219,932)	(219,995)	(659,828)	(758,085)
Limited Liability Company Units repurchased		(6,257)	—	(6,257)

Net cash used in financing activities	(7,358,143)	(5,257,531)	(8,456,222)	(31,817)

Net increase (decrease) in cash and cash equivalents	810,387	(419,024)	2,547,250	913,088
Cash and cash equivalents at beginning of period	3,216,702	3,111,915	1,479,839	1,779,803

Cash and cash equivalents at end of period	$4,027,089	$2,692,891	$4,027,089	$2,692,891

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,909,781	$416,658	$1,909,781	$1,099,817

Cash paid during the period for taxes	$407	—	$107,321	$68,274

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,306,375	$1,210,234	$1,306,375	$1,210,234

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

As of September 30, 2006, 12,055,016 units ($120,550,160) were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2. Summary of significant accounting policies (continued):

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

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at September 30, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

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

SEPTEMBER 30, 2006

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable at September 30, 2006 is $5,233,485.

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

SEPTEMBER 30, 2006

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the nine months ended September 30, 2006 and 2005 and long-lived tangible assets as of September 30, 2006 and 2005:

	For the nine months ended September 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$19,402,904	95%	$15,025,648	94%
United Kingdom	917,300	4%	827,991	5%
Canada	196,744	1%	211,587	1%

Total International	1,114,044	5%	1,039,578	6%

Total	$20,516,948	100%	$16,065,226	100%

	As of September 30,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$78,585,014	92%	$75,904,451	90%
United Kingdom	4,565,064	5%	5,588,143	7%
Canada	2,263,057	3%	2,445,200	3%

Total International	6,828,121	8%	8,033,343	10%

Total	$85,413,135	100%	$83,937,794	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the nine months ended September 30, 2006 and 2005, the Company recognized a foreign currency loss of $92,495 and $109,608, respectively.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2006, the Managing Member the estimated fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2. Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships.

Other income (loss), net:

Other income (loss) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the nine months ended September 30, 2006, other loss was comprised primarily of a foreign currency loss of $92,495 offset by a favorable fair value adjustment on interest rate swap contracts of $27,333 and recoveries of amounts previously written-off of $5,498. During the nine months ended September 30, 2005, other income was comprised primarily of a favorable fair value adjustment on interest rate swap contracts of $217,000 and recoveries of amounts previously written-off of $63,804 offset by a foreign currency loss of $109,608.

Per unit data:

Net loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157,”Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 9% to 22%. The notes are secured by the equipment financed. There were no impaired notes as of September 30, 2006 and December 31, 2005. As of September 30, 2006, the minimum future payments receivable are as follows:

Three months ending December 31, 2006	$359,894
Year ending December 31, 2007	1,305,763
2008	856,408
2009	2,211,134
2010	393,128
2011	393,128
Thereafter	1,262,646

6,782,101
Less: portion representing unearned interest income	(1,566,414)

5,215,687
Unamortized initial direct costs	17,798

Notes receivable, net	$5,233,485

For the nine months ended September 30, 2006, IDC amortization expense related to notes receivable was $17,708. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $498,578, total IDC amortization expense was $516,286.

For the nine months ended September 30, 2005, IDC amortization expense related to notes receivable was $43,536. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $390,924, total IDC amortization expense was $434,460.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Balance September 30, 2006
Net investment in operating leases	$95,028,670	$(2,562,037)	$(15,150,910)	$77,315,723
Net investment in direct financing leases	5,698,658	2,409,169	(1,164,870)	6,942,957
Assets held for sale or lease	255,159	(29,375)	(138,456)	87,328
Initial direct costs, net of accumulated amortization of $1,384,893 in 2006 and $1,111,410 in 2005	1,564,693	1,012	(498,578)	1,067,127

Total	$102,547,180	$(181,231)	$(16,952,814)	$85,413,135

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2006 related to asset purchase obligations.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

4. Investment in equipment and leases, net (continued):

For the nine months ended September 30, 2006, IDC amortization expense related to operating and direct finance leases was $498,578. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $17,708, total IDC amortization expense was $516,286.

For the nine months ended September 30, 2005, IDC amortization expense related to operating and direct finance leases was $390,924. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $43,536, total IDC amortization expense was $434,460.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $4,772,395 and $4,352,055 for the three months ended September 30, 2006 and 2005, respectively; and $15,289,366 and $12,314,024 for the nine months ended September 30, 2006 and 2005, respectively.

All of the leased property was acquired in 2006, 2005, 2004, 2003 and 2002.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Mining	$17,762,396	$—	$—	$17,762,396
Manufacturing	35,591,123	69,894	(12,390,300)	23,270,717
Materials handling	28,760,937	32,493	(984,611)	27,808,818
Marine vessels	11,942,266	245,513	529,755	12,717,535
Transportation	12,367,456	—	—	12,367,456
Communications	269,153	—	—	269,153
Office furniture	1,736,023	—	(236,017)	1,500,006
Natural gas compressors	569,460	—	(29,100)	540,360
Office Automation	6,140,814	—	—	6,140,814
Construction	3,384,598	41,607	(46,532)	3,379,673
Transportation, Rail	13,410,982	—	(11,864)	13,399,118

	131,935,208	389,507	(13,168,669)	119,156,046
Less accumulated depreciation	(36,906,538)	(15,150,910)	10,217,125	(41,840,323)

Total	$95,028,670	$(14,761,403)	$(2,951,544)	$77,315,723

The average estimated residual value for assets on operating leases at September 30, 2006 and 2005 were 26% and 27% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of September 30, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Total minimum lease payments receivable	$11,512,418	$5,310,261
Estimated residual values of leased equipment (unguaranteed)	872,252	889,088

Investment in direct financing leases	12,384,670	6,199,349
Less unearned income	(5,441,713)	(500,691)

Net investment in direct financing leases	$6,942,957	$5,698,658

At September 30, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2006	$4,663,835	$565,206	$5,229,041
Year ending December 31, 2007	18,581,006	2,895,952	21,476,958
2008	14,022,327	2,253,826	16,276,153
2009	9,513,225	1,691,512	11,204,737
2010	3,781,100	1,207,069	4,988,169
2011	1,515,594	1,198,853	2,714,447
Thereafter	3,582,256	1,700,000	5,282,256

	$55,659,343	$11,512,418	$67,171,761

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

SEPTEMBER 30, 2006

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

During the nine and three months ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Administrative costs reimbursed to Managing Member	$226,542	$228,863	$717,453	$660,002
Asset management fees to Managing Member	391,455	328,797	965,329	815,681
Acquisition and initial direct costs paid to Managing Member	70	151,104	1,488	775,347

	$618,067	$708,764	$1,684,270	$2,251,030

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the nine months ended September 30, 2006 and 2005, the Managing Member made such payments of $1,906,224 and $276,952, respectively. During the three month periods ended September 30, 2006 and 2005, the Managing Member made such payments of $987,904 and $77,267, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

6. Non-recourse debt

At September 30, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2006, the carrying value of the pledged assets is $12,018,814. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2006	$533,680	$148,857	$682,537
Year ending December 31, 2007	2,216,845	513,293	2,730,138
2008	2,354,337	375,804	2,730,141
2009	678,442	279,266	957,708
2010	721,338	236,370	957,708
2011	652,732	193,905	846,637
Thereafter	2,790,918	336,874	3,127,792

	$9,948,292	$2,084,369	$12,032,661

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

As of September 30, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,000,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2006 was 6.58%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2. Summary of significant accounting policies (continued):

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

As of September 30, 2006, the Company had $2,500,000 outstanding under the acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8. Receivable funding program:

As of September 30, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

As of September 30, 2006, the Company had $28,395,000 outstanding under this program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $102,157 and $295,169 for the nine months ended September 30, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

As of September 30, 2006, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $28,395,000 based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 2.88% to 4.0822% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

8. Receivable funding program (continued):

Borrowings under the Program are as follows:

Dated Borrowed	Original Amount Borrowed	Balance September 30, 2006	Notional Balance September 30, 2006	Swap Value September 30, 2006	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000,000	$9,788,000	$9,788,000	$174,051	3.75%
March 22, 2005	9,892,000	$6,512,000	6,512,000	84,374	4.31%
December 15, 2005	13,047,000	$9,961,000	9,961,000	32,598	4.80%
January 9, 2006	2,500,000	$2,134,000	2,134,000	7,310	4.81%

	$45,439,000	$28,395,000	$28,395,000	$298,333

At September 30, 2006, the minimum repayment schedule under the accounts receivable funding program is as follows:

Three months ending December 31, 2006	$2,905,000
Year ending December 31, 2007	10,011,000
2008	7,470,000
2009	5,604,000
2010	1,990,000
2011	415,000

$28,395,000

At September 30, 2006, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $31,847,789 at their discounted present value.

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

9. Commitments:

At September 30, 2006, there were commitments to purchase lease assets totaling approximately $392,891. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

10. Guarantees (continued):

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

11. Member’s capital:

As of September 30, 2006, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Distributions declared	$2,712,500	$2,713,279	$8,137,687	$9,349,710
Weighted average number of Units outstanding	12,055,016	12,058,103	12,055,016	12,058,377
Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.78

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Borrowings under the facility as of September 30, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,500,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,000,000)

Total available under the above mentioned facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2006.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2006 was 6.58%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

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

At September 30, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had $28,395,000 outstanding under this receivables funding program as of September 30, 2006. The receivables funding program expires August 2011.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $102,157 and $295,169 during the nine months ended September 30, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of September 30, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2006, generated from operations in 2006.

At September 30, 2006, there were commitments to purchase lease assets totaling approximately $392,891. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through September 2006. See Note 11 in the notes to the financial statements for additional information regarding distributions.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

In both 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $1,303,769 from $5,984,873 in 2005 to $7,288,642 in 2006. This increase is primarily a result of higher revenues. Operating lease revenue increased by $1,008,587 from $5,192,000 in 2005 to $6,200,587 in 2006.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment. Cash provided by investing activities totaled $879,888 in 2006 while cash used in investing activities totaled $1,146,366 in 2005. The decrease in cash used in investing activities in 2006 was primarily a result of a decline in purchases of equipment on operating leases which declined by $2,266,673 from $2,387,947 in 2005 to $121,274 in 2006. The decrease in usage of cash was partially offset by a decline in cash provided by the Company’s investment in equipment on direct financing leases which decreased by $689,512 from $1,017,937 in 2005 to $328,425 in 2006 primarily due to runoff of the lease portfolio.

In 2006 and 2005, the main sources of cash from financing activities were draw downs on the Company’s acquisition facility of $1,500,000 in 2006 and $1,000,000 in 2005. However, cash used in financing activities increased by $2,100,612 from $5,257,531 in 2005 to $7,358,143 in 2006 primarily due to a $2,607,713 increase in cash used to repay debt in 2006.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

In 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations decreased by $6,086,090 from $14,712,530 in 2005 to $8,626,440 in 2006 as the increase in revenues were more than offset by the large amount of payables paid since September 30, 2005. Operating lease revenue increased by $4,112,616 from $15,095,908 in 2005 to $19,208,524 in 2006. Accounts payable and accrued liabilities decreased by $6,600,342 while amounts payable to the Managing Member decreased by $1,067,981 since September 30, 2005.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases. Cash provided by investing activities totaled $2,377,032 in 2006 while cash used in investing activities totaled $13,767,625 in 2005. The decrease in the cash used in investing activities was primarily due to a decrease in purchases of equipment on operating leases which declined by $16,216,756 from $16,606,263 in 2005 to $389,507 in 2006. The decrease in cash used during the first nine months of 2006 was partially offset by a decline in cash provided by the Company’s investment in equipment on direct financing leases which decreased by $1,001,287 from $2,245,586 in 2005 to $1,244,299 in 2006.

In 2006 and 2005, the main sources of cash from financing activities were borrowings from the Company’s receivables funding program and its acquisition facility, net of repayments. In addition, the Company had proceeds from a non-recourse debt in 2006. However, cash flows from financing activities decreased in 2006, compared to 2005, as the Company borrowed less in 2006. Gross borrowings decreased by $10,017,702 from $30,892,000 in 2005 to $20,874,298 in 2006. The borrowings were partially offset by repayments of $20,533,005 and $22,020,000 in 2006 and 2005, respectively.

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

The three months ended September 30, 2006 versus the three months ended September 30, 2005

Revenues increased by $1,283,941, or 23.1%, from $5,553,284 in 2005 to $6,837,225 in 2006. However, the net loss increased by $350,186 from $68,601 in 2005 to $418,787 in 2006 as the increase in revenue was more than offset by increases in operating expenses and other losses.

The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $1,008,587, or 19.4%, from $5,192,000 in 2005 to $6,200,587 in 2006. The increase was driven by the acquisition of lease assets totaling approximately $24,364,296 during the fourth quarter of 2005.

The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increase in revenue noted above and to an increase in depreciation expense of $420,340 from $4,352,055 in 2005 to $4,772,395 in 2006.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense decreased by $90,417 from $90,487 in 2005 to $70 in 2006.

The Company incurred other losses totaling $270,568 in 2006 which represents amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions.

Other expenses are comprised of third party services such as investor communications/mailings, bank charges, printing and photocopying. Other expense increased by $330,570 from $31,957 in 2005 to $362,527 in 2006.

Interest expense increased $143,797 from $460,484 in 2005 to $604,281 in 2006. Professional fees and outside services increased by $285,141 from $152,825 in 2005 to $437,966 in 2006. Interest expense increased as the Company’s borrowing increased from $25,872,000 in 2005 to $40,843,292 in 2006. Professional fees and outside services expense also increased as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

Revenues increased by $4,451,722, or 27.7%, from $16,065,226 in 2005 to $20,516,948 in 2006. However, the increase in revenues was more than offset by an increase in operating expenses which increased by $5,100,521, or 31.4%, from $16,231,710 in 2005 to $21,332,231 in 2006. This resulted in a net loss of $874,947 in 2006 compared to net income of $4,712 in 2005.

The increase in revenues was driven primarily by an increase in operating lease revenue. Operating lease revenue increased by $4,112,616, or 27.2%, from $15,095,908 in 2005 to $19,208,524 in 2006, primarily due to lease assets acquired subsequent during the fourth quarter of 2005.

As previously discussed, continued acquisitions of lease assets results in increased revenues, as noted above, and depreciation expense on such assets. Depreciation expense increased by $2,975,342 from $12,314,024 in 2005 to $15,289,366 in 2006.

Acquisition expense decreased by $445,438 from $446,926 in 2005 to $1,488 in 2006.

Other expense increased by $621,032 from $149,267 in 2005 to $770,299 in 2006.

Other losses, which includes amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions totaled $59,664 in 2006.

Certain other operating expenses including amortization of IDC costs, asset management fees to Managing Member, cost reimbursements to Managing Member, interest expense and professional fees increased. These expenses increased by $1,483,078 from $3,211,503 in 2005 to $4,694,581 in 2006. The year-over-year increase in expenses was directly related to the increase in the Company’s lease assets, increased borrowings, and increased expenses associated with the restatement and filing of previously filed financial statements.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2006, there was an outstanding balance of $2,500,000 on the floating rate acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $28,395,000 in borrowings under this facility at September 30, 2006.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the nine months ended September 30, 2006 and the years ended December 31, 2004 and 2003, certain material weaknesses existed in the Company’s internal control over financial reporting.

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