Form 10-K
period 2006-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-05-08
CIK 1125264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant:  Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  ☐    Not applicable

State the issuer’s revenues for the most recent fiscal year: $27,474,621.

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

As of December 31, 2006, 12,055,016 Units ($120,550,160) were issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company will continue to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.

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

As of December 31, 2006, the amount of such securitized borrowings was $25,490,000.

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2006, the Company had purchased equipment with a total acquisition price of $159,282,667. The Company also had investments in notes receivable of which $4,901,541 remained outstanding at December 31, 2006.

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

During 2006, 2005 and 2004 certain lessees generated significant portions of the Company’s total lease revenues as follows:

Lesse	Type of Equipment	2006	2005	2004
Whirpool Corporation	Material Handling	9%	*	*
The Sabine Mining Company	Mining	8%	*	*
Ford Motor Company	Material Handling	8%	12%	*
Basin Electric	Walking dragline	*	*	14%
Graham Offshore Inc.	Off shore supply vessels	*	*	10%

*	Less than 10%

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

Equipment Leasing Activities The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2006 and the industries to which the assets have been leased.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials Handling	$34,773,802	22%
Mining equipment	34,172,058	21%
Manufacturing	22,196,302	14%
Furniture and fixtures	13,458,439	8%
Transportation	13,246,375	8%
Aircraft	12,728,745	8%
Rail Transportation	11,200,000	7%
Marine Vessels	10,423,383	7%
Office Automation	2,680,000	2%
Test equipment	2,363,419	1%
Communications	1,000,466	1%
Natural gas compressors	696,451	1%
Construction	343,227	0%

	$159,282,667	100%

Industy of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$61,705,587	39%
Mining	29,137,836	18%
Health Care	24,754,791	16%
Land transportation	11,971,897	8%
Electric utilities	11,445,513	7%
Marine transportation	8,431,692	5%
Communications	6,645,848	4%
Air transportation	3,315,150	2%
Retail	1,177,902	1%
Oil and gas	696,451	1%

	$159,282,667	100%

From inception to December 31, 2006, the Company has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost	Sale Price	Excess of Rents Over Expenses*
Manufacturing	$6,301,283	$5,289,515	$2,224,101
Test Equipment	1,611,810	91,377	2,008,186
Office Automation	3,554,790	1,266,459	3,165,794
Furniture & Fixtures	1,331,323	553,865	1,539,958
Transportation	59,322	46,175	41,692
Material Handling	98,353	16,748	95,824
Mining	3,791,357	2,694,237	2,495,519
Construction	1,520,543	811,739	1,087,862
Other	1,064,164	416,592	1,197,131

	$19,332,945	$11,186,707	$13,856,067

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2006, see footnote 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company geographic revenues and assets, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 1A.	RISK FACTORS

The operations of the Company are subject to various risks.

The success of the Company will be subject to risks inherent in the equipment leasing business that may adversely affect the ability of the Company to acquire, lease and sell equipment, and to finance its portfolio, on terms which will permit it to generate profitable rates of return for investors. A number economic conditions and market factors could threaten the Company’s ability to operate profitably. These include:

—	changes in economic conditions, including fluctuations in demand for equipment, lease rates, interest rates and inflation rates,

—	the timing of purchases and the ability to forecast technological advances for equipment,

—	technological and economic obsolescence, and

—	increases in Company expenses (including labor, energy, taxes and insurance expenses).

The Company may be harmed if a lessee or borrower defaults and the Company is unable to collect the revenue anticipated from the defaulted investment. If a lessee does not make lease payments or a borrower does not make loan payments to the Company when they are due or violates the terms of its contract in another important way, the Company may be forced to cancel the lease or loan and recover the equipment or seek disposition of the collateral. The Company may do this at a time when the Manager may be unable to arrange for a new lease or the sale of such equipment right away. The Company would then lose the expected revenues and might not be able to recover the entire amount of its original investment. If a lessee or borrower files for protection under the bankruptcy laws, the Company may experience difficulties and delays in recovering the equipment from the defaulting lessee or obtaining a judgment on the defaulted debt. The equipment may be returned in poor condition and the Company may be unable to enforce important lease or loan provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition. In some cases, a lessee’s or borrower’s deteriorating financial condition may make trying to recover what the lessee or borrower owes the Company impractical. The costs of recovering equipment upon a default, enforcing the lessee’s obligations under the lease or loan terms, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high and may affect the Company’s profits.

The amount of the Company’s profit will depend in part on the value of its equipment when the leases end. In general, leased equipment loses value over a lease term. In negotiating leases, the Manager will assume a value for the equipment at the end of the lease. The Manager will seek lease payments plus equipment value at the end of the lease which is enough to return the Company’s investment in the equipment and provide a profit. The value of the equipment at the end of a lease will depend on a number of factors, including:

—	the condition of the equipment;

—	the cost of similar new equipment;

—	the supply of and demand for similar equipment; and

—	whether the equipment has become obsolete.

The Company cannot assure that its value assumptions will be accurate or that the equipment will not lose value more rapidly than anticipated.

The Company bears the risks of borrowing, including the potential loss of assets used as collateral for Company debt in the event the Company is unable to satisfy its debt obligations. The Company can expect to make a profit on investments purchased with debt only if the investments produce more than enough cash from lease and other payments and sales proceeds to pay the principal and interest on the debt, recover the purchase price and cover fees and other operating expenses.

When a borrower defaults on a secured loan, the lender usually has the right to immediate payment of the entire debt and to sell the collateral to pay the debt. In this way, the Company’s borrowing may involve a greater risk of loss than if no debt were used, because the Company must meet its fixed payment obligations regardless of the amount of revenue it receives from its investments. At the same time, the use of debt increases the potential size of the Company’s investment portfolio, the amount of lease and other revenues and potential sale proceeds. Greater amounts of debt would also increase the total fees payable to the Manager, because its asset management fees are determined as a percentage of the Company’s total revenues.

There are significant limitations on the transferability of Units. The Manager will take steps to assure that no public trading market develops for the Units. If a public trading market were to develop, the Company could suffer a very unfavorable change in the way it is taxed under the federal tax laws. Investors will probably not be able to sell their Units for full value if they need to in an emergency. Units may also not be accepted as collateral for a loan. Consequently, investors should consider the purchase of Units only as a long-term investment.

Investors will have limited voting rights and must rely on management for the success of the Company. ATEL, as the Manager, will make all decisions in the management of the Company. The success of the Company will, to a large extent, depend on the quality of its management, particularly decisions on the purchase, leasing and sale of its investment portfolio. Investors are not permitted to take part in the management of the Company and have only limited voting rights. An affirmative vote by holders of a majority of the Units is required to remove the Manager. No person should purchase Units unless he is willing to entrust all aspects of management of the Company to the Manager and has evaluated the Manager’s capabilities to perform such functions.

Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause the damage or loss of equipment. Not all potential casualties can be insured, and, if insured, the insurance proceeds may not be sufficient to cover a loss.

The Manager is subject to certain potential conflicts of interest that could result in the Manager acting in its interest rather than that of the Company. These include potential conflicts relating to the following matters:

—	The Manager engages in other, potentially competing activities

—	The Company may be in competition for investments with prior programs sponsored by the Manager

—	The Company expects to borrow up to 50% of the aggregate cost of its investment portfolio, and this will result in higher Asset Management Fees than if less debt were incurred

—	Agreements between the Company and the Manager and its Affiliates are not at arm’s length

—	The Company, the Manager and Unit holders are not represented by separate counsel and

—	The Company may, under certain conditions and restrictions, enter into joint ventures with other programs affiliated with the Manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Holders

As of December 31, 2006, a total of 3,076 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2006 operations was $0.075 per Unit for January through December 2006. During 2006, the Company made twelve distributions beginning in January and ending in December 2006 compared to thirteen distributions in 2005. The rate for quarterly distributions paid in April, July, October 2006 and January 2007 was $0.225 per Unit. Distributions were from 2006 cash flows from operations.

The rate for monthly distributions from 2005 operations was $0.075 per Unit for January through December 2005. The distributions were paid in February through December 2005 and in January 2006. The rate for quarterly distributions paid in April, July, October 2005 and January 2006 was $0.225 per Unit. Distributions were from 2005 cash flows from operations.

The rate for monthly distributions from 2004 operations was $0.075 per Unit for January through December 2004. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distributions paid in April, July, October 2004 and January 2005 was $0.225 per Unit. Distributions were from 2004 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2006	2005	2004
Net income (loss) per Unit, based on weighted average Units outstanding	$(0.10)	$0.04	$(0.16)
Return of investment	1.00	0.96	1.06

Distributions declared per Unit, based on weighted average Units outstanding	0.90	1.00	0.90
Differences due to timing of distributions	—	(0.10)	—

Actual distribution rates, per Unit	$0.90	$0.90	$0.90

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2006	2005	2004	2003	2002
Revenues	$27,474,621	$23,980,085	$12,716,209	$11,531,560	$7,073,495
Net (loss) income	$(353,440)	$1,456,697	$(1,034,432)	$(225,230)	$(50,850)
Weighted average Units outstanding	$12,055,016	$12,057,893	$12,062,469	$12,035,095	$7,280,533
Net (loss) income allocated to Other Members	$(1,233,121)	$478,665	$(1,914,481)	$(1,087,372)	$(538,604)
Net (loss) income per Unit, based on weighted average units Outstanding	$(0.10)	$0.04	$(0.16)	$(0.09)	$(0.07)
Distributions declared per Unit, based on weighted average Units outstanding	$0.90	$1.00	$0.90	$0.88	$0.83
Total Assets	$90,378,352	$112,234,202	$91,160,186	$86,533,350	$88,973,776
Total Members’ Capital	$48,272,689	$60,355,772	$71,960,299	$84,762,125	$87,549,292

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Borrowings under the financing arrangement as of December 31, 2006, were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(4,000,000)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(22,561,475)

Total available under the above mentioned facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2006 ranged from 6.60% to 8.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of

December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, ATEL Capital Equipment Fund VII, L.P. and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into liquidation and have no further need for short term financing provided by the warehousing facility.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 8 through 10 in the notes to the financial statements in Item 8.

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

At December 31, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Item 8 footnote 10, the Company had $25,490,000 outstanding under this receivables funding program as of December 31, 2006. The receivables funding program expires in August 2011. It is the intention of the Company to use the receivables funding program as its primary source of debt financing.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During 2006, the Company utilized such sources of non-recourse debt financing and at December 31, 2006, had $9,414,612 of outstanding non-recourse debt consisting of notes payable to financial institutions.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $126,969 and $362,508 in 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of December 31, 2006, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2007, generated from operations in 2006.

At December 31, 2006, there were commitments to purchase lease assets totaling approximately $420,000. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. None of the $420,000 commitment at December 31, 2006 was canceled subsequent to year-end. The entire amount was funded in 2007.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through December 2006. See Items 5 and 6 of this report for additional information regarding distributions.

Debt Obligations

The Company’s obligations and commitments to make future payments under contracts include $25,490,000 on the receivables funding program, $11,350,123 of non-recourse debt and $4,000,000 on the acquisition facility. In addition, the Company is contingently liable for principal payments on the warehouse facility, as discussed above. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $640,734. For detailed information on the Company’s debt obligations, see “Capital Resources and Liquidity” above, or see footnotes 8 through 10 in the notes to the financial statements in Item 8.

As of December 31, 2006, the Company’s debt obligations are as follows:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Acquisition facility	$4,000,000	$4,000,000	$—	$—	$—
Receivables funding program	25,490,000	10,011,000	13,074,000	2,405,000	—
Non-recourse debt	9,414,612	2,216,845	3,032,778	1,374,070	2,790,918

	$38,904,612	$16,227,845	$16,106,778	$3,779,070	$2,790,918

Cash Flows

2006 vs. 2005

In both 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases while its main use of cash was payment of payables to both members and non-members. Cash flows from operations decreased by $13,227,949 from $25,600,319 in 2005 to $12,372,370 in 2006. The decrease was primarily due to the large amount of cash used to pay off payables subsequent to December 31, 2005 partially offset by an increase in operating lease revenues. Accounts payable and accrued liabilities decreased by $13,824,403 while amounts payable to the Managing Member decreased by $1,707,373. Operating lease revenues increased by $4,642,798 from $20,788,826 in 2005 to $25,431,624 in 2006.

In 2006 and 2005, the primary use of cash in investing activities was the purchase of equipment on operating leases and direct financing leases as well as investments in notes receivables. Cash provided by investing activities totaled $2,669,224 in 2006 while cash used in investing activities totaled $37,550,206 in 2005. The decrease in cash used in investing activities was primarily due to a decrease in purchases of equipment on operating leases which declined by $40,231,071 from $40,970,559 in 2005 to $739,488 in 2006; and decreases in investments in notes receivable and purchases of equipment on direct financing leases which decreased by $2,628,105 and $402,785, respectively. The decrease in usage of cash discussed above was partially offset by a decrease in proceeds from sales of lease assets which decreased by $2,768,327 from $3,888,087 in 2005 to $1,119,760 in 2006; and a decline in cash provided by the Company’s investment in direct financing leases which decreased by $1,257,212 from $2,335,541 in 2005 to $1,078,329 in 2006 primarily due to runoff of the lease portfolio.

In 2006 and 2005, the Company’s primary source of cash from financing activities was borrowings under various debt agreements, net of repayments. In addition, the Company accessed certain sources of non-recourse debt financing during 2006. However, cash flows from financing activities decreased in 2006, compared to 2005, as the Company borrowed less in 2006. Gross borrowings decreased by $27,229,702 from $50,939,000 in 2005 to $23,709,298 in 2006. The borrowings were partially offset by repayments of $25,306,686 and $27,437,000 in 2006 and 2005, respectively.

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

2005 vs. 2004:

In both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. Cash flows from operations increased by $17,102,185 from $8,498,134 in 2004 to $25,600,319 in 2005. The increase is primarily the result of increases in operating lease revenues. Operating lease revenues increased $9,298,032 from $11,490,794 in 2004 to $20,788,826 in 2005. Augmenting the operating lease revenue increase were: a reduction in spending on prepaids and other assets of $1,225,400, an increase in accounts receivable collections of $684,459, and leveraging payables to non-members of $7,656,160.

In 2005 and 2004, the usages of cash from investing activities consisted primarily of purchases of equipment on operating leases, direct financing leases and investments in notes receivable of $44,001,449 and $47,971,618, respectively. The primary increases to sources of cash from investing activities were: (1) increased proceeds on sales of lease assets of $3,792,516 from $95,571 in 2004 to $3,888,087 in 2005, and (2) an increase in payments received on notes receivable of $636,254 from $530,537 in 2004 to $1,166,791 in 2005. The primary decreases to sources of cash from investing activities were: (1) a decrease in payments from affiliates of $4,133,210 from $4,133,210 in 2004 to zero in 2005, (2) an increase in payments made to the Managing Member for lease origination costs of $190,426 from $748,750 in 2004 to $939,176 in 2005, and (3) a decrease in the reduction of direct financing leases of $158,656 from $2,494,197 in 2004 to $2,335,541 in 2005.

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

As of December 31, 2006, 2005 and 2004, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2006	2005	2004
Manufacturing	40%	35%	36%
Mining	15%	14%	26%
Rail transportation	11%	11%	*
Marine transportation	11%	*	11%
Electric utilities	*	10%	15%

*	Less than 10%

The Company acquired $739,488 of equipment on operating leases during 2006. There were no purchases of equipment on direct finance leases during the year. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

Utilization of equipment purchased by year	2006	2005	2004	2003	2002
2006	100%	—	—	—	—
2005	100%	100%	—	—	—
2004	100%	100%	99%	—	—
2003	100%	100%	100%	100%	—
2002	100%	99%	100%	100%	100%

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

2006 vs. 2005

The Company incurred a net loss of $353,440 in 2006, compared to net income of $1,456,697 in 2005, as the year-over-year growth in revenues was outpaced by the increase in expenses. Total revenues increased by $3,494,536, or 15%, from $23,980,085 in 2005 to $27,474,621 in 2006 while expenses increased by $4,994,298, or 22%, from $22,754,048 in 2005 to $27,748,346 in 2006.

The year-over-year increase in revenues was driven primarily by an increase in operating leases revenues offset, in part, by a decrease in gains generated from the sales of assets. Revenues from operating leases increased by $4,642,798 from $20,788,826 in 2005 to $25,431,624 in 2006, primarily due to the acquisition of lease assets totaling approximately $24,364,296 during the fourth quarter of 2005. Gains on sales of assets decreased by $1,817,249 from $2,131,413 in 2005 to $314,164 in 2006.

The Company’s largest expense is depreciation on owned assets. It is directly related to operating lease assets and the revenues earned on them. Continued acquisitions of these assets have led to the increases in revenues noted above and to the increase in depreciation expense of $2,846,900 from $17,090,992 in 2005 to $19,937,892 in 2006.

The Company’s second largest expense in 2006 was interest expense. Interest expense is directly related to the increase in purchases of equipment on operating leases and direct financing leases because the company typically borrows on a portion of the cost of the purchased assets. Consistent with continued increases in total debt, interest expense increased by $903,473 from $1,599,015 in 2005 to $2,502,488 in 2006.

During 2006, certain other operating expenses increased as revenues increased. The Company had increases totaling $415,747 in asset management fees paid to the Managing Member, cost reimbursements to Managing Member for administrative services, amortization of initial direct costs, and professional fees. Also during 2006, outside services expense increased by $542,996 as the Company contracted outside professionals to assist in managing the process of restating and filing previously filed financial statements. Other expenses also increased by $732,798 primarily due to maintenance costs incurred on a leased asset placed into service during 2006.

During 2006, certain other operating expenses decreased as revenues increased. Acquisition expenses decreased by $495,877 from $512,804 in 2005 to $16,927 in 2006 as the Company purchased less equipment on leases. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.

During 2006, the Company had other loss of $79,715 compared to other income of $230,660 in 2005. The other loss was comprised primarily of: (1) a foreign currency loss of $87,337 offset by (2) recoveries of doubtful accounts of $5,498; and (3) a favorable fair value adjustment on interest rate swap contracts of $2,124.

As detailed in footnote 15, Unaudited Selected Quarterly Data, total revenues decreased by $957,187, or 12%, from $7,914,859 for the three months ended December 31, 2005 to $6,957,673 for the three months ended December 31, 2006. The decrease in revenues was primarily a result of a decline on gain on sales of assets partially offset by increased operating lease revenue. Gain on sales of assets declined by $1,828,797 from $1,997,806 for the three months ended December 31, 2005 to $169,009 for the three months ended December 31, 2006. Operating lease revenue increased by $530,183 from $5,692,918 in the three months ended December 31, 2005 to $6,223,101 for the three months ended December 31, 2006. Operating lease revenue increased primarily as a result of the acquisition activity during the fourth quarter of 2005.

Net income decreased by $930,478 from $1,451,985 for the three months ended December 31, 2005 to net income of $521,507 for the three months ended December 31, 2006. The decrease in net income was primarily attributable to the large decline in revenues, as discussed above, partially offset by a slight decrease in operating expenses

Operating expenses decreased by $106,223 from $6,522,338 for the three months ended December 31, 2005 to $6,416,115 for the three months ended December 31, 2006 as a result of lower depreciation expense and decreases in certain other operating expenses. Depreciation expense decreased by $308,108 from $4,776,635 for the three months ended December 31, 2005 to $4,468,527 for the three months ended December 31, 2006. Other operating expenses, including professional fees, asset management fees to Managing Member, cost reimbursements to the Managing Member and amortization of initial direct costs decreased by $107,742 from $1,003,096 for the three months ended December 31, 2005 to $895,354 for the three months ended December 31, 2006.

The Company’s interest expense increased by $63,304 from $491,252 for the three months ended December 31, 2005 to $554,556 for the three months ended December 31, 2006. The increase in interest expense was partially offset by a decline in acquisition expense during the same period. Acquisition expense declined by $50,439 from $65,878 for the three months ended December 31, 2005 to $15,439 for the three months ended December 31, 2006.

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

The Company’s largest expense in 2005 was depreciation on owned assets which increased by $7,613,323 from $9,477,669 in 2004 to $17,090,992 in 2005. The Company’s second largest expense in 2005 was interest expense which increased by $1,046,101 from $552,914 in 2004 to $1,599,015 in 2005.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements if a voluntary change in accounting principle is implemented by the Company.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are written-off as they are deemed uncollectible.

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes, the Company reports only the principal due on the balance sheet.

The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are written off as they are deemed uncollectible.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable,, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.

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

Restatement of Prior Periods Presented

After receipt of an SEC comment letter in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required to reflect the proper accounting for the Company’s initial direct costs to originate or fund leases and notes, certain accrued liabilities and depreciation of operating lease assets. Accordingly, the previously filed financial statements for the three month period ended March 31, 2005 and for the three and six month periods ended June 30, 2005, have been restated as presented in the Company’s Form 10-K for the year ended December 31, 2005 (filed on December 21, 2006). Please refer to Item 8, footnote 15 to the Financial Statements of the aforementioned Form 10-K for details of the restatement.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2006, there was an outstanding balance of $4,000,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 6.60% to 8.25%.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $25,490,000 and $36,502,000 in borrowings under this facility at December 31, 2006 and 2005, respectively.

In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2006, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

May 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2005, and the related statements of operations, changes in members’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

December 18, 2006

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and cash equivalents	$3,194,402	$1,479,839
Accounts receivable, net of allowance for doubtful accounts of $27,691 in 2006 and $9,835 in 2005	981,728	1,566,974
Notes receivable, net of unearned interest income of $1,438,505 in 2006 and $2,002,225 in 2005	4,901,541	6,144,325
Prepaids and other assets	132,912	162,386
Interest rate swap contracts	273,124	271,000
Investment in securities	69,854	62,498
Investments in equipment and leases, net of accumulated depreciation of $45,623,611 in 2006 and $36,906,538 in 2005	80,824,791	102,547,180

Total assets	$90,378,352	$112,234,202

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$560,904	$1,797,169
Accrued distributions to Other Members	1,208,360	1,209,147
Other	602,926	7,351,653
Deposits due lessees	99,744	110,977
Non-recourse debt	9,414,612	—
Acquisition facility obligation	4,000,000	4,000,000
Receivables funding program obligation	25,490,000	36,502,000
Unearned operating lease income	729,117	907,484

Total liabilities	42,105,663	51,878,430
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	48,272,689	60,355,772

Total Members’ capital	48,272,689	60,355,772

Total liabilities and Members’ capital	$90,378,352	$112,234,202

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues:
Leasing activities:
Operating leases	$25,431,624	$20,788,826	$11,490,794
Direct financing leases	966,070	421,216	605,277
Gain (loss) on sales of assets	314,164	2,131,413	(30,313)
Interest on notes receivable	563,720	533,233	348,490
Other revenue	199,043	105,397	301,961

Total revenues	27,474,621	23,980,085	12,716,209
Expenses:
Depreciation of operating lease assets	19,937,892	17,090,992	9,477,669
Asset management fees to Managing Member	1,266,203	1,174,983	620,104
Acquisition expense	16,927	512,804	1,026,784
Cost reimbursements to Managing Member	968,732	910,403	658,265
Provision for losses and doubtful accounts	17,856	(6,832)	293,868
Amortization of initial direct costs	658,865	587,414	367,537
Amortization of loan fee	6,000	6,000	6,000
Interest expense	2,502,488	1,599,015	552,914
Professional fees	598,323	403,577	123,818
Outside services	644,376	101,380	120,796
Insurance	91,771	68,197	72,359
Other	1,038,913	306,115	441,618

Total operating expenses	27,748,346	22,754,048	13,761,732
Other (loss) income, net	(79,715)	230,660	11,091

Net (loss) income	$(353,440)	$1,456,697	$(1,034,432)

Net (loss) income:
Managing Member	$879,681	$978,032	$880,049
Other Members	(1,233,121)	478,665	(1,914,481)

	$(353,440)	$1,456,697	$(1,034,432)

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.10)	$0.04	$(0.16)
Weighted average number of Units outstanding	12,055,016	12,057,893	12,062,469

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2003	12,065,016	$84,762,125	$—	$84,762,125
Other syndication cost to affiliates	—	22,684	—	22,684
Limited Liability Company Units repurchased	(6,500)	(56,094)	—	(56,094)
Distributions to Other Members ($0.90 per Unit)	—	(10,853,935)	—	(10,853,935)
Distributions to Managing Member	—	—	(880,049)	(880,049)
Net income (loss)	—	(1,914,481)	880,049	(1,034,432)

Balance December 31, 2004	12,058,516	71,960,299	—	71,960,299
Limited Liability Company Units repurchased	(3,500)	(20,795)	—	(20,795)
Distributions to Other Members ($1.00 per Unit)	—	(12,062,397)	—	(12,062,397)
Distributions to Managing Member	—	—	(978,032)	(978,032)
Net income	—	478,665	978,032	1,456,697

Balance December 31, 2005	12,055,016	60,355,772	—	60,355,772
Distributions to Other Members ($0.90 per Unit)	—	(10,849,962)	—	(10,849,962)
Distributions to Managing Member	—	—	(879,681)	(879,681)
Net income (loss)	—	(1,233,121)	879,681	(353,440)

Balance December 31, 2006	12,055,016	$48,272,689	$—	$48,272,689

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating activities:
Net (loss) income	$(353,440)	$1,456,697	$(1,034,432)
Adjustment to reconcile net (loss) income to cash provided by operating activities:
(Gain) loss on sales of lease assets	(314,164)	(2,131,413)	30,313
Depreciation of operating lease assets	19,937,892	17,090,992	9,477,669
Amortization of initial direct costs	658,865	587,414	367,537
Amortization of loan fees	6,000	6,000	6,000
Provision for losses and doubtful accounts	17,856	(6,832)	293,868
Gain on interest rate swap contracts	(2,124)	(271,000)	—
Gain on sale of securities and foreign exchange	—	—	(53,875)
Changes in operating assets and liabilities:
Due from affiliate	—	8,815	—
Accounts receivable	567,390	222,088	(462,371)
Prepaids and other assets	29,474	670,162	(555,238)
Accounts payable, Managing Member	(1,236,265)	471,108	541,800
Accounts payable, other	(6,749,514)	7,074,889	(581,271)
Deposits due lessees	(11,233)	(20,040)	131,017
Unearned operating lease income	(178,367)	441,439	337,117

Net cash provided by operating activities	12,372,370	25,600,319	8,498,134

Investing activities:
Purchases of equipment on operating leases	(739,488)	(40,970,559)	(38,082,346)
Purchases of equipment on direct financing leases	—	(402,785)	(4,478,953)
Proceeds from sales of lease assets	1,119,760	3,888,087	95,571
Receipts from affiliates	—	—	4,133,210
Payments of initial direct costs	(5,656)	(939,176)	(748,750)
Reduction of net investment in direct financing leases	1,078,329	2,335,541	2,494,197
Payments received on notes receivable	1,223,635	1,166,791	530,537
Note receivable advances	—	(2,628,105)	(5,410,319)
Purchases of securities	(7,356)	—	(62,500)
Proceeds from sale of securities	—	—	53,875
Write-off of securities	—	—	95,158

Net cash provided by (used in) investing activities	2,669,224	(37,550,206)	(41,380,320)

Financing activities:
Borrowings (repayments) under acquisition facility	10,335,000	8,000,000	17,000,000
Repayments under acquisition facility	(10,335,000)	(21,000,000)	—
Borrowings under receivables funding program	2,500,000	42,939,000	—
Repayments under receivables funding program	(13,512,000)	(6,437,000)	—
Proceeds of non-recourse debt	10,874,298	—	—
Repayments of non-recourse debt	(1,459,686)	—	—
Refund of syndication costs from Managing Member	—	—	22,683
Distributions to Other Members	(10,849,962)	(10,853,250)	(10,853,935)
Distributions to Managing Member	(879,681)	(978,032)	(880,049)
Limited Liability Company Units repurchased	—	(20,795)	(56,093)

Net cash (used in) provided by financing activities	(13,327,031)	11,649,923	5,232,606

Net increase (decrease) in cash and cash equivalents	1,714,563	(299,964)	(27,649,580)
Cash and cash equivalents at beginning of year	1,479,839	1,779,803	29,429,383

Cash and cash equivalents at end of year	$3,194,402	$1,479,839	$1,779,803

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,479,348	$1,559,001	$498,054

Cash paid during the year for taxes	$131,786	$68,273	$94,195

Schedule of non-cash transactions:
Distributions payable to Other Members at year end	$1,208,360	$1,209,147	$—

Accrued equipment purchases at year end	$360,205	$78,276	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

As of December 31, 2006, 12,055,016 units ($120,550,160) were issued and outstanding.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ends on December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2006 and 2005 and the related statements of operations and changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The Company believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2006 and 2005.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are charged off to the allowance as they are deemed uncollectible.

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $4,901,541 and $6,144,325 at December 31, 2006 and 2005, respectively.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the years ended December 31, 2006, 2005 and 2004, and long-lived tangible assets as of December 31, 2006 and 2005:

	For the year ended December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
Revenue
United States	$25,985,322	95%	$22,566,603	94%	$12,475,328	98%

United Kingdom	1,229,652	4%	1,133,758	5%	19,216	0%
Canada	259,647	1%	279,724	1%	221,665	2%

Total International	1,489,299	5%	1,413,482	6%	240,881	2%

Total	$27,474,621	100%	$23,980,085	100%	$12,716,209	100%

	As of December 31,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$74,159,632	92%	$94,813,227	92%

United Kingdom	4,450,956	5%	5,332,373	6%
Canada	2,214,203	3%	2,401,580	2%

Total International	6,665,159	8%	7,733,953	8%

Total	$80,824,791	100%	$102,547,180	100%

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the year ended December 31, 2006 and 2005, the Company recognized a foreign currency loss of $87,337 and $141,464, respectively, which is included in other income, net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2006, 2005 and 2004, the current provision for state income taxes was approximately $131,786 and $127,000 and $0, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2006	2005
Financial statement basis of net assets	$48,272,689	$60,355,772
Tax basis of net assets (unaudited)	41,049,162	60,379,776

Difference	$(7,223,527)	$24,004

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:
	2006	2005	2004
Net income (loss) per financial statements	$(353,440)	$1,456,697	$(1,034,432)
Reconciling item—impact due to prior year restatement	—	—	775,290
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6,634,585)	(7,030,082)	(8,062,206)
Provision for losses and doubtful accounts	17,856	6,832	98,825
Adjustments to revenues	(629,545)	643,472	2,645,101
Other		215,571	—

Net loss per federal tax return (unaudited)	$(7,599,714)	$(4,707,510)	$(5,577,422)

Other income (loss), net:

Other income (loss) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions.

During the fiscal year ended December 31, 2006, other loss was comprised primarily of: (1) a foreign currency loss of $87,337 offset by (2) recoveries of doubtful accounts of $5,498; and (3) a favorable fair value adjustment on interest rate swap contracts of $2,124.

During the fiscal year ended December 31, 2005, other income was comprised primarily of: (1) a favorable fair value adjustment on interest rate swap contracts of $271,000; and (2) recoveries of doubtful accounts of $101,124; offset by (3) foreign currency loss of $141,464.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements if a voluntary change in accounting principle is implemented by the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2006 and 2005, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2006	2005
Manufacturing	40%	35%
Mining	15%	14%
Rail transportation	11%	11%
Marine transportation	11%	*
Electric utilities	*	10%

*	Less than 10%

During 2006, three customers comprised 25% of the Company’s revenues from leases. During 2005, one customer comprised 12% of the Company’s revenues from leases. During 2004, two customers comprised 24% of the Company’s revenues from leases.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

4. Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes as of December 31, 2006 and 2005. As of December 31, 2006, the minimum future payments receivable are as follows:

Year ending December 31, 2007	$1,206,234
2008	856,408
2009	2,211,134
2010	393,128
2011	393,128
Thereafter	1,262,645

6,322,677
Less: portion representing unearned interest income	(1,438,505)

4,884,172
Unamortized initial direct costs	17,369

Notes receivable, net	$4,901,541

For the year 2006, IDC amortization expense related to notes receivable was $23,082. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $635,783, total IDC amortization expense was $658,865 for 2006.

For the year 2005, IDC amortization expense related to notes receivable was $53,069. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $534,345, total IDC amortization expense was $587,414 for 2005.

5. Reserves, impairment losses and provisions for doubtful accounts:

The Company’s allowance for doubtful accounts and losses are as follows:

	Reserve for losses on assets held for sale or lease	Realized losses on marketable securities	Notes Receivable allowance for doubtful accounts	Accounts receivable for allowance for doubtful accounts	Total
Balance December 31, 2003	$—	$—	$—	$13,000	$13,000
Provision for losses and doubtful accounts	16,710	95,158	170,000	12,000	293,868
(Write-offs) Recoveries	(16,710)	(95,158)	(170,000)	(8,333)	(290,201)

Balance December 31, 2004	—	—	—	16,667	16,667
Provision for losses and doubtful accounts	—	—	—	(6,832)	(6,832)
(Write-offs) Recoveries	—	—	—	—	—

Balance December 31, 2005	—	—	—	9,835	9,835
Provision for losses and doubtful accounts	—	—	—	17,856	17,856
(Write-offs) Recoveries	—	—	—	—	—

Balance December 31, 2006	$—	$—	$—	$27,691	$27,691

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Balance December 31, 2006
Net investment in operating leases	$95,028,670	$(2,126,552)	$(19,816,496)	$73,085,622
Net investment in direct financing leases	5,698,658	2,392,355	(1,314,026)	6,776,987
Assets held for sale or lease	255,159	(102,213)	(121,396)	31,550
Initial direct costs, net of accumulated amortization of $1,165,897 in 2006 and $1,111,410 in 2005	1,564,693	1,722	(635,783)	930,632

Total	$102,547,180	$165,312	$(21,887,701)	$80,824,791

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2005 related to asset purchase obligations. There were no such amounts accrued at December 31, 2006.

For the year 2006, IDC amortization expense related to operating and direct finance leases was $635,783. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $23,082 total IDC amortization expense was $658,865 for 2006.

For the year 2005, IDC amortization expense related to operating and direct finance leases was $534,345. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $53,069, total IDC amortization expense was $587,414 for 2005.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that due to continuing declines in markets for certain types of assets, during 2003, the value of certain office equipment held for sale or lease was impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the assets in the amount of $111,868 for the year ended December 31, 2004. No impairment losses were recorded in 2006 or 2005.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2006	2005	2004
Depreciation Expenses	$19,937,892	$17,090,992	$9,365,801
Impairment losses	—	—	111,868

	$19,937,892	$17,090,992	$9,477,669

All of the leased property was acquired in 2006, 2005, 2004, 2003 and 2002, and 2001.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Mining	$17,762,396	$—	$—	$17,762,396
Manufacturing	35,591,123	69,894	(12,849,275)	22,811,742
Materials handling	28,760,937	32,493	(860,838)	27,932,592
Marine vessels	11,942,266	245,513	529,755	12,717,534
Transportation	12,367,456	349,981	72,997	12,790,434
Communications	269,153	—	(72,808)	196,345
Office furniture	1,736,023	—	(562,249)	1,173,774
Natural gas compressors	569,460	—	(29,100)	540,360
Office Automation	6,140,814	—	(256,945)	5,883,869
Construction	3,384,598	41,607	(46,532)	3,379,673
Transportation, Rail	13,410,982	—	(11,864)	13,399,118

	131,935,208	739,488	(14,086,859)	118,587,837
Less accumulated depreciation	(36,906,538)	(19,816,496)	11,220,819	(45,502,215)

Total	$95,028,670	$(19,077,008)	$(2,866,040)	$73,085,622

The average estimated residual value for assets on operating leases for both December 31, 2006 and 2005 was 26% of the assets’ original cost, respectively.

Direct financing leases:

As of December 31, 2006, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Total minimum lease payments receivable	$10,948,015	$5,310,261
Estimated residual values of leased equipment (unguaranteed)	871,708	889,088

Investment in direct financing leases	11,819,723	6,199,349
Less unearned income	(5,042,736)	(500,691)

Net investment in direct financing leases	$6,776,987	$5,698,658

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

6. Investment in equipment and leases, net (continued):

At December 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2007	$18,620,519	$2,896,755	$21,517,274
2008	14,061,841	2,253,826	16,315,667
2009	9,513,225	1,691,512	11,204,737
2010	3,781,100	1,207,069	4,988,169
2011	1,515,594	1,198,853	2,714,447
Thereafter	3,582,256	1,700,000	5,282,256

	$51,074,535	$10,948,015	$62,022,550

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 -40
Marine Vessels	20 -30
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Natural Gas Compressors	7 - 10
Office Furniture	7 - 10
Communications	3 - 5

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	Year Ended Year ended December 31,
	2006	2005	2004
Administrative costs reimbursed to Managing Member	$968,732	$910,403	$658,266
Asset management fees to Managing Member	1,266,203	1,174,983	620,104
Acquisition and initial direct costs paid to Managing Member	16,927	1,093,648	1,441,691
Reimbursement (or refund) of other syndication cost to Managing Member	—	—	(22,683)

	$2,251,862	$3,179,034	$2,697,378

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2006, 2005, and 2004, the Managing Member made such payments of $2,682,549, $419,154 and $461,697, respectively.

During November 2005, an operating lease asset was purchased and a lease entered into by an affiliate of the Company with an original cost of $7,466,942. In December 2005, the asset and associated lease were transferred to the Company from the affiliate for a total payment of $7,383,056.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

8. Non-recourse debt

At December 31, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is $11,433,928. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Year ending December 31, 2007	$2,216,845	$513,293	$2,730,138
2008	2,354,337	375,804	2,730,141
2009	678,442	279,266	957,708
2010	721,338	236,370	957,708
2011	652,732	193,905	846,637
Thereafter	2,790,918	336,873	3,127,791

	$9,414,612	$1,935,511	$11,350,123

9. Borrowing facilities:

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

As of December 31, 2006 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(4,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(22,561,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $640,734.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2006 and 2005 ranged from 6.60% to 8.25% and from 5.93% to 7.25%, respectively. During the fiscal years ended December 31, 2006 and 2005, the weighted average interest rate on borrowings was 6.69% and 5.10%, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

9. Borrowing facilities (continued):

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS and ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, ATEL Capital Equipment Fund VII, L.P. and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into liquidation and have no further need for short term financing provided by the warehousing facility.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

As of December 31, 2006, the Company had $4,000,000 outstanding under the acquisition facility. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

10. Receivables funding program:

As of December 31, 2006, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. This receivables funding program expires August 2011.

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

As of December 31, 2006, the Company had $25,490,000 outstanding under this receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $126,969 and $362,508 in 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

10. Receivables funding program (Continued):

As of December 31, 2006, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $25,490,000 based on the difference between nominal rates ranging from 3.75% to 4.80% and the variable rates that ranged from 2.88% to 4.64% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

Borrowings under the Program are as follows:

Dated Borrowed	Original Amount Borrowed	Balance December 31, 2006	Notional Balance December 31, 2006	Swap Value December 31, 2006	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000,000	$8,529,000	$8,529,000	$151,471	3.75%
March 22, 2005	9,892,000	6,278,000	6,278,000	79,585	4.31%
December 15, 2005	13,047,000	8,682,000	8,682,000	33,865	4.80%
January 9, 2006	2,500,000	2,001,000	2,001,000	8,203	4.81%

	$45,439,000	$25,490,000	$25,490,000	$273,124

At December 31, 2006, the minimum repayment schedule under the receivables funding program is as follows:

Year ending December 31, 2007	$10,011,000
2008	7,470,000
2009	5,604,000
2010	1,990,000
2011	415,000

$25,490,000

At December 31, 2006, there are specific leases that are identified as collateral under the receivables funding program with expected future lease receivables of approximately $28,382,654 at their discounted present value.

During the fiscal year ended December 31, 2006, the weighted average interest rate on the receivables funding program was 5.32%.

The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with certain non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

11. Commitments:

At December 31, 2006, there were commitments to purchase lease asset totaling approximately $420,000. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. None of the $420,000 commitment at December 31, 2006 was canceled subsequent to year-end.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

12. Guarantees:

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

13. Members’ capital:

As of December 31, 2006, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006, 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

14. Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Company’s consolidated financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2006 and 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Borrowings:

Borrowings include the outstanding amounts on the Company’s acquisition facility, receivables funding program and non-recourse debt. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Interest rate swap contracts:

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2006 and 2005. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table sets forth the estimated fair values of the Company’s financial instruments as of the dates indicated:

	At December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,194,402	$3,194,402	$1,479,839	$1,479,839
Notes receivable	4,901,541	4,901,541	6,144,325	6,144,325

Financial liabilities:
Borrowings	38,904,612	38,904,612	40,502,000	40,502,000
Interest rate swap contracts	273,124	273,124	271,000	271,000

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

15. Selected quarterly data (unaudited):

The Company’s 2005 and 2006 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	Restated	Restated
Total revenues	$5,119,482	$5,392,460	$5,553,284	$7,914,859
Net income (loss)	$298,055	$(224,742)	$(68,601)	$1,451,985
Net income (loss) per Limited Liability Company Unit	$0.01	$(0.04)	$(0.02)	$0.10

Quarter ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$6,699,342	$6,980,382	$6,837,225	$6,957,672
Net income (loss)	$(368,472)	$(87,688)	$(418,787)	$521,507
Net loss per Limited Liability Company Unit	$(0.05)	$(0.03)	$(0.05)	$0.03

After receipt of an SEC comment letter in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required to reflect the proper accounting for the Company’s initial direct costs to originate or acquire loans and leases, certain accrued liabilities and depreciation of operating lease assets. Accordingly, the previously filed financial statements for the three month period ended March 31, 2005 and for the three and six month periods ended June 30, 2005, have been restated as presented in the Company’s Form 10-K for the year ended December 31, 2005 (filed on December 21, 2006).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Company to perform tax services.

E&Y’s report on the Company’s financial statements for the year ended December 31, 2005, the Company’s most recent fiscal year for which an independent accountant’s report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y’s dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2006, 2005 and 2004, certain material weaknesses existed in the Company’s internal control over financial reporting.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 53, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial and Operating Officer and Senior Vice President and General Counsel. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2006, 2005 and 2004 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006, 2005 and 2004. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2006, 2005 and 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$114,879	$331,113
Audit related fees	429,325	—
Tax fees	19,857	46,328
Other	—	—

	$564,061	$377,441

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2006 and 2005

Statements of operations for the years ended December 31, 2006, 2005 and 2004

Statements of Changes in Members’ Capital for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Date: 5/4/2007

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	5/4/2007
Dean Cash
/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	5/4/2007
Paritosh K. Choksi

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.