Form 10-Q
period 2007-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-06-15
CIK 1125264

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of May 31, 2007 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,230	$3,194
Accounts receivable, net of allowance for doubtful accounts of $56 at March 31, 2007 and $28 at December 31, 2006	1,280	982
Notes receivable, net of unearned interest income of $1,317 at March 31, 2007 and $1,439 at December 31, 2006	4,689	4,902
Prepaids and other assets	80	133
Interest rate swap contracts	192	273
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $49,124 at March 31, 2007 and $45,624 at December 31, 2006	75,291	80,825

Total assets	$84,832	$90,379

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$428	$561
Accrued distributions to Other Members	1,208	1,208
Other	532	603
Deposits due lessees	100	100
Non-recourse debt	8,873	9,415
Acquisition facility obligation	3,500	4,000
Receivables funding program obligation	23,304	25,490
Unearned operating lease income	1,728	729

Total liabilities	39,673	42,106

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	45,159	48,273

Total Members’ capital	45,159	48,273

Total liabilities and Members’ capital	$84,832	$90,379

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$5,780	$6,393
Direct financing leases	339	84
Interest on notes receivable	121	156
Gain on sales of assets	139	15
Other revenue	48	51

Total revenues	6,427	6,699

Expenses:
Depreciation of operating lease assets	4,372	5,290
Asset management fees to Managing Member	334	332
Acquisition expense	7	—
Cost reimbursements to Managing Member	321	246
Provision for losses and doubtful accounts	28	22
Amortization of initial direct costs	118	196
Amortization of loan fee	2	2
Interest expense	526	690
Professional fees	380	188
Outside services	195	50
Insurance	33	16
Other	229	143

Total operating expenses	6,545	7,175
Other (expense) income, net	(64)	108

Net loss	$(182)	$(368)

Net (loss) income:
Managing Member	$220	$220
Other Members	(402)	(588)

	$(182)	$(368)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.05)
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	12,055,016	$60,356	$—	$60,356
Distributions to Other Members ($1.00 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net (loss) income	—	(1,233)	880	(353)

Balance December 31, 2006	12,055,016	48,273	—	48,273
Distributions to Other Members ($0.23 per Unit)	—	(2,712)	—	(2,712)
Distributions to Managing Member	—	—	(220)	(220)
Net (loss) income	—	(402)	220	(182)

Balance March 31, 2007	12,055,016	$45,159	$—	$45,159

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(182)	$(368)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets	(139)	(15)
Depreciation of operating lease assets	4,372	5,290
Amortization of initial direct costs	118	196
Provision for losses and doubtful accounts	28	22
Loss (gain) on interest rate swap contracts	81	(206)
Changes in operating assets and liabilities:
Accounts receivable	(326)	(382)
Prepaids and other assets	53	36
Accounts payable, Managing Member	(133)	(1,031)
Accounts payable, other	(71)	(6,733)
Deposits due lessees	—	(11)
Unearned operating lease income	999	1,023

Net cash provided by (used in) operating activities	4,800	(2,179)

Investing activities:
Purchases of equipment on operating leases	(75)	(214)
Purchases of equipment on direct financing leases	(106)	—
Purchase of securities	—	(7)
Proceeds from sales of lease assets	596	69
Payments of initial direct costs	(7)	—
Reduction of net investment in direct financing leases	779	465
Payments and amortization on notes receivable	209	317

Net cash provided by investing activities	1,396	630

Financing activities:
Borrowings under acquisition facility	1,000	6,000
Repayments under acquisition facility	(1,500)	(3,000)
Borrowings under receivables funding program	—	2,500
Repayments under receivables funding program	(2,186)	(3,296)
Proceeds of non-recourse debt	—	10,874
Repayments of non-recourse debt	(542)	—
Distributions to Other Members	(2,712)	(2,712)
Distributions to Managing Member	(220)	(220)

Net cash (used in) provided by financing activities	(6,160)	10,146

Net increase in cash and cash equivalents	36	8,597
Cash and cash equivalents at beginning of period	3,194	1,480

Cash and cash equivalents at end of period	$3,230	$10,077

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$519	$666

Cash paid during the period for taxes	$1	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,208	$1,209

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of ten dollars per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for approximately 12,065,266 Units ($120,652,660). Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors.

As of March 31, 2007, 12,055,016 units were issued and outstanding.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 5). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2007 is not necessarily indicative of the results for the year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and notes receivable.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2007 and 2006 and long-lived tangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	For the three months ended March 31,
	2007	% of Total	2006	% of Total
Revenue
United States	$6,040	94%	$6,326	94%

United Kingdom	326	5%	306	5%
Canada	61	1%	67	1%

Total International	387	6%	373	6%

Total	$6,427	100%	$6,699	100%

	As of March 31,		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived tangible assets
United States	$70,693	94%	$76,374	94%

United Kingdom	4,598	6%	4,451	6%

Total International	4,598	6%	4,451	6%

Total	$75,291	100%	$80,825	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three month periods ended March 31, 2007 and 2006, the Company recognized a foreign currency gain of $17 thousand and a foreign currency loss of $98 thousand, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2007 and December 31, 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Other income (expense), net:

Other income (expense) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the three months ended March 31, 2007, other expense was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $81 thousand offset by a foreign currency gain of $17 thousand. During the three months ended March 31, 2006, other income was comprised of a favorable fair value adjustment on interest rate swap contracts of $206 thousand offset by a foreign currency loss of $98 thousand.

Per unit data:

Net loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended March 31, 2007.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes as of March 31, 2007 and December 31, 2006. As of March 31, 2007, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2007	$877
Year ending December 31, 2008	856
2009	2,211
2010	393
2011	393
2012	393
Thereafter	870

5,993
Less: portion representing unearned interest income	(1,317)

4,676
Unamortized initial direct costs	13

Notes receivable, net	$4,689

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to notes receivable was $4 thousand and $7 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $114 thousand and $189 thousand, respectively, total IDC amortization expense was $118 thousand and $196 thousand for the three months ended March 31, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$73,086	$(1,344)	$(4,369)	$67,373
Net investment in direct financing leases	6,777	106	(779)	6,104
Assets held for sale or lease, net	31	960	—	991
Initial direct costs, net of accumulated amortization of $1,250 at March 31, 2007 and $1,166 at December 31, 2006	931	6	(114)	823

Total	$80,825	$(272)	$(5,262)	$75,291

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2007 related to asset purchase obligations.

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $114 thousand and $189 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses were recorded for the three months ended March 31, 2007 and 2006. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.4 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Mining	$17,762	$—	$—	$17,762
Manufacturing	22,812	—	(835)	21,977
Materials handling	27,933	—	(282)	27,651
Marine vessels	12,718	—	(1,700)	11,018
Transportation	12,790	75	69	12,934
Communications	196	—	(196)	—
Office furniture	1,174	—	—	1,174
Natural gas compressors	540	—	(75)	465
Office automation	5,884	—	—	5,884
Construction	3,380	—	—	3,380
Transportation, rail	13,399	—	—	13,399

	118,588	75	(3,019)	115,644
Less accumulated depreciation	(45,502)	(4,369)	1,600	(48,271)

Total	$73,086	$(4,294)	$(1,419)	$67,373

The average estimated residual value for assets on operating leases at March 31, 2007 and December 31, 2006 was 25% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of March 31, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Total minimum lease payments receivable	$9,942	$10,948
Estimated residual values of leased equipment (unguaranteed)	882	872

Investment in direct financing leases	10,824	11,820
Less unearned income	(4,720)	(5,043)

Net investment in direct financing leases	$6,104	$6,777

At March 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$14,233	$1,813	$16,046
Year ending December 31, 2008	14,583	2,291	16,874
2009	10,034	1,729	11,763
2010	3,973	1,210	5,183
2011	1,598	1,199	2,797
2012	1,231	1,700	2,931
Thereafter	2,352	—	2,352

	$48,004	$9,942	$57,946

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 -40
Marine Vessels	20 - 30
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Natural Gas Compressors	7 - 10
Office Furniture	7 - 10
Communications	3 - 5

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

During the three months ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Administrative costs reimbursed to Managing Member	$321	$246
Asset management fees to Managing Member	334	332
Acquisition expenses and initial direct costs paid to Managing Member	8	—

	$663	$578

6. Non-recourse debt

At March 31, 2007 and December 31, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16% for both periods. The notes are secured by assignments of lease payments and pledges of assets. The carrying value of the pledged assets was approximately $10.8 million and $11.4 million at March 31, 2007 and December 31, 2006, respectively. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2007	$1,675	$373	$2,048
Year ending December 31, 2008	2,354	376	2,730
2009	678	279	957
2010	721	236	957
2011	653	194	847
2012	694	153	847
Thereafter	2,098	184	2,282

	$8,873	$1,795	$10,668

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7.	Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75 million and expires in June 2007. The Company is currently negotiating an extension to the credit facility and anticipates renewing the facility for an additional two years. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of March 31, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(3,500)

Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(8,500)

Total remaining available under the acquisition and warehouse facilities	$63,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $641 thousand.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of March 31, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

The Company had approximately $3.5 million and $4 million outstanding under the acquisition facility at March 31, 2007 and December 31, 2006, respectively. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

rate. The effective interest rate on borrowings at March 31, 2007 was 6.57%. For borrowings at December 31, 2006, the effective interest rate ranged from 6.60% to 8.25%. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8.	Receivable funding program:

As of March 31, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

The Company had approximately $23.3 million and $25.5 million outstanding under this program at March 31, 2007 and December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $22 thousand and $41 thousand for the three months ended March 31, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

As of March 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $23.3 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rate of 5.60% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2007	Notional Balance March 31, 2007	Swap Value March 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$7,464	$7,464	$115	3.75%
March 22, 2005	9,892	6,038	6,038	58	4.31%
December 15, 2005	13,047	7,936	7,936	16	4.80%
January 9, 2006	2,500	1,866	1,866	3	4.81%

	$45,439	$23,304	$23,304	$192

At March 31, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Nine Months Ending December 31, 2007	$7,825
Year ending December 31, 2008	7,470
2009	5,604
2010	1,990
2011	415

$23,304

At March 31, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $25.8 million at their discounted present value.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8.	Receivable funding program (continued):

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

9.	Commitments:

At March 31, 2007, there were commitments to purchase lease assets totaling approximately $45 thousand. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

As of March 31, 2007, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2007	2006
Distributions declared	$2,712	$2,712
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.23	$0.23

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

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150 million. As of January 15, 2003, the offering was concluded. As of that date, subscriptions for 12,065,266 Units had been received. Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financing arrangement is $75 million and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of March 31, 2007 were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(3,500)
Amount borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(8,500)

Total available under the above mentioned facilities	$63,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2007 was 6.57%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of March 31, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

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

At March 31, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had approximately $23.3 million outstanding under this receivables funding program as of March 31, 2007. The receivables funding program expires in August 2011.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $22 thousand and $41 thousand during the three months ended March 31, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of March 31, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in April, 2007, generated from operations in 2007.

At March 31, 2007, there were commitments to purchase lease assets totaling approximately $45 thousand. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

The Company announced the commencement of regular distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through March 2007. See Note 11 in the notes to the financial statements for additional information regarding distributions.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Company’s primary source of cash from operations has been rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $4.8 million for the three months ended March 31, 2007 compared to cash used of $2.2 million for the three months ended March 31, 2006. Cash balances increased as Company payments for accounts payable and accrued liabilities during the three months ended March 31, 2007 was significantly reduced compared to the three months ended March 31, 2006 - which included payables related to the high level of acquisition activity during the fourth quarter of 2005. Accordingly, accounts payable and accrued liabilities declined by $204 thousand from $2.4 million at December 31, 2006 to $2.2 million at March 31, 2007 compared to a decline of $7.8 million from $10.4 million at December 31, 2005 to $2.6 million at March 31, 2006. The aforementioned favorable impact on operating cash flows was partially offset by a decline in operating lease revenues, which declined by $600 thousand from $6.4 million for the three months ended March 31, 2006 compared to $5.8 million for the three months ended March 31, 2007 as a result of run-off of the lease portfolio.

Prior to 2006, the main use of cash in investing activities was the purchase of equipment and funding of investments in notes receivable. Such investing activities have been minimal during 2006 and the first three months of 2007. Cash provided by investing activities was $1.4 million for the three months ended March 31, 2007 compared to $630 thousand for the three months ended March 31, 2006. Cash flow improved primarily due to increased proceeds from sales of lease assets and cash provided by the Company’s investment in direct financing leases. Proceeds from sales of lease assets totaled $596 thousand for the three months ended March 31, 2007 compared to $69 thousand for the three months ended March 31, 2006. A majority of the $527 thousand increase in sales proceeds was related to two sales transactions involving equipment under operating leases that were terminated during the first quarter of 2007. Cash provided by the Company’s investment in equipment on direct financing leases increased by $314 thousand from $465 thousand for the three months ended March 31, 2006 to $779 thousand for the three months ended March 31, 2007, primarily as a result of the increase in the Company’s direct finance lease portfolio subsequent to March 31, 2006.

Since the termination of the Company’s offering in 2003, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $6.2 million for the three months ended March 31, 2007 while cash provided by financing activities totaled $10.1 million for the three months ended March 31, 2006. The decrease in cash flows from financing activities was primarily due to the decrease in quarter over quarter borrowings brought about by the decline in the Company’s asset acquisition activity. The Company had gross borrowings of $1 million during the three months ended March 31, 2007 compared to $19.4 million during the three months ended March 31, 2006. The borrowings were offset by repayments of $4.2 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively. Distributions to Other Members and Managing Member were $2.7 million and $220 thousand, respectively, for both three-month periods.

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

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Company incurred a net loss of $182 thousand for the three months ended March 31, 2007 compared to a net loss of $368 thousand for the three months ended March 31, 2006. Results for the three months ended March 31, 2007 reflected decreases in both operating expenses and total revenues compared with the three months ended March 31, 2006.

Revenues

Total revenues were $6.4 million for the three months ended March 31, 2007 compared to $6.7 million for the three months ended March 31, 2006. The decrease was primarily due to a decline in operating lease revenue offset by increases in direct financing lease revenue and gain on sales of assets.

Operating lease revenues was $5.8 million for the three months ended March 31, 2007 compared to $6.4 million for the three months ended March 31, 2006. The decrease was primarily due to run-off of the Company’s operating lease portfolio. In addition, there has been minimal acquisition activity since December 31, 2005.

Revenues from direct financing leases totaled $339 thousand for the three months ended March 31, 2007 compared to $84 thousand for the three months ended March 31, 2006. The increase was primarily due to the increase in direct financing lease assets which increased from $5.2 million at March 31, 2006 to $6.1 million at March 31, 2007. The increase in direct financing lease assets was primarily a result of equipment being recast as direct financing leases upon lease renewal.

Gain on sale of assets increased from $15 thousand for the three months ended March 31, 2006 to $139 thousand for the three months ended March 31, 2007. Approximately $127 thousand of the gain on sales of assets in 2007 involved the sale of two pieces of equipment under operating leases that was terminated during the first quarter of 2007.

Expenses

Total expenses were $6.5 million for the three months ended March 31, 2007 compared to $7.2 million for the three months ended March 31, 2006. The decrease was primarily due to decreases in depreciation and interest expenses offset in part by increases in professional fees and outside services.

Depreciation remains to be the Company’s largest expense. Depreciation expense totaled $4.4 million for the three months ended March 31, 2007 compared to $5.3 million for the three months ended March 31, 2006. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue.

Interest expense was $526 thousand for the three months ended March 31, 2007 compared to $690 thousand for the three months ended March 31, 2006. The decrease was related to a decline in outstanding debt balances of $17.9 million since March 31, 2006.

The decreases in depreciation and interest expense were offset by a $337 thousand increase in professional fees and outside services expenses reflecting costs related to the completion of the Company’s restatement effort and the audit of prior period financial statements. Professional fees and outside services totaled $575 thousand for the three months ended March 31, 2007 compared to $238 thousand for the three months ended March 31, 2006.

The Company also incurs other expenses comprised of third party services such as maintenance costs, investor communications/mailings, bank charges, printing and photocopying. Other expense totaled $229 thousand for the three months ended March 31, 2007 compared to $143 thousand for the three months ended March 31, 2006. The increase was primarily due to maintenance costs incurred on a leased asset placed into service during the first quarter of 2006.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions.

During the three months ended March 31, 2007, the Company recorded other expense of $64 thousand which was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $81 thousand offset by a foreign currency gain of $17 thousand. During the three months ended March 31, 2006, other income of $108 thousand was recorded which was comprised of a favorable fair value adjustment on interest rate swap contracts of $206 thousand offset by a foreign currency loss of $98 thousand.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2007, there was an outstanding balance of $3.5 million on the floating rate acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were approximately $23.3 million in borrowings under this facility at March 31, 2007.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

31.1 Certification of Dean L. Cash

31.2 Certification of Paritosh K. Choksi

32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2007

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant