Form 10-Q
period 2007-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-08-14
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

The number of Limited Liability Company Units outstanding as of June 30, 2007 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,296	$3,194
Due from affiliate	—	—
Accounts receivable, net of allowance for doubtful accounts of $132 at June 30, 2007 and $28 at December 31, 2006	1,979	982
Notes receivable, net of unearned interest income of $1,203 at June 30, 2007 and $1,439 at December 31, 2006	4,482	4,902
Prepaid and other assets	50	133
Interest rate swap contracts	241	273
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $51,767 at June 30, 2007 and $45,624 at December 31, 2006	70,170	80,825

Total assets	$80,288	$90,379

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$203	$561
Accrued distributions to Other Members	1,208	1,208
Other	560	603
Deposits due lessees	100	100
Non-recourse debt	8,323	9,415
Acquisition facility obligation	5,000	4,000
Receivables funding program obligation	20,778	25,490
Unearned operating lease income	1,182	729

Total liabilities	37,354	42,106

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	42,934	48,273

Total Members’ capital	42,934	48,273

Total liabilities and Members’ capital	$80,288	$90,379

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$5,720	$6,615	$11,500	$13,008
Direct financing leases	358	102	697	186
Interest on notes receivable	115	145	236	300
Gain on sales of assets	538	76	677	91
Other revenue	34	43	82	95

Total revenues	6,765	6,981	13,192	13,680

Expenses:
Depreciation of operating lease assets	4,381	5,227	8,753	10,517
Asset management fees to Managing Member	248	242	582	574
Acquisition expense	6	1	13	1
Cost reimbursements to Managing Member	318	245	639	491
Provision for losses and doubtful accounts	76	(29)	104	(7)
Amortization of initial direct costs	117	162	235	358
Amortization of loan fee	1	1	3	3
Interest expense	497	654	1,023	1,344
Professional fees	153	190	533	378
Outside services	125	176	320	226
Insurance	33	38	66	54
Other	154	265	383	408

Total operating expenses	6,109	7,172	12,654	14,347
Other income (expense), net	52	103	(12)	211

Net income (loss)	$708	$(88)	$526	$(456)

Net income (loss):
Managing Member	$220	$220	$440	$440
Other Members	488	(308)	86	(896)

	$708	$(88)	$526	$(456)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.03)	$0.01	$(0.07)
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	12,055,016	$60,356	$—	$60,356
Distributions to Other Members ($.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net (loss) income	—	(1,233)	880	(353)

Balance December 31, 2006	12,055,016	48,273	—	48,273
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	86	440	526

Balance June 30, 2007	12,055,016	$42,934	$—	$42,934

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$708	$(88)	$526	$(456)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(538)	(76)	(677)	(91)
Depreciation of operating lease assets	4,381	5,227	8,753	10,517
Amortization of initial direct costs	117	162	235	358
Amortization of loan fees	—	—	—	—
Provision for losses and doubtful accounts	76	(29)	104	(7)
Change in fair value of interest rate swap contracts	(49)	(106)	32	(312)
Changes in operating assets and liabilities:
Accounts receivable	(775)	(563)	(1,101)	(945)
Prepaids and other assets	30	27	83	62
Accounts payable, Managing Member	(225)	(248)	(358)	(1,279)
Accounts payable, accrued distributions to Other Members	—	—	—	—
Accounts payable, other	28	(129)	(43)	(6,862)
Deposits due lessees	—	(19)	—	(30)
Unearned operating lease income	(546)	(641)	453	383

Net cash provided by operating activities	3,207	3,517	8,007	1,338

Investing activities:
Purchases of equipment on operating leases	(7)	(54)	(82)	(268)
Purchases of equipment on direct financing leases	106	—	—	—
Purchase of securities	—	—	—	(7)
Proceeds from sales of lease assets	945	171	1,541	240
Receipts from affiliates	—	—	—	—
Payments of initial direct costs	(1)	—	(8)	—
Reduction of net investment in direct financing leases	121	450	900	916
Payments received on notes receivable	204	299	413	616

Net cash provided by investing activities	1,368	866	2,764	1,497

Financing activities:
Borrowings under acquisition facility	1,500	—	2,500	6,000
Repayments under acquisition facility	—	(5,000)	(1,500)	(8,000)
Borrowings under receivables funding program	—	—	—	2,500
Repayments under receivables funding program	(2,526)	(2,911)	(4,712)	(6,207)
Proceeds of non-recourse debt	—	—	—	10,874
Repayments of non-recourse debt	(550)	(400)	(1,092)	(400)
Refund of syndication costs from Managing Member	—	—	—	—
Distributions to Other Members	(2,713)	(2,712)	(5,425)	(5,425)
Distributions to Managing Member	(220)	(220)	(440)	(440)

Net cash used in financing activities	(4,509)	(11,243)	(10,669)	(1,098)

Net increase (decrease) in cash and cash equivalents	66	(6,860)	102	1,737
Cash and cash equivalents at beginning of period	3,230	10,077	3,194	1,480

Cash and cash equivalents at end of period	$3,296	$3,217	$3,296	$3,217

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$521	$637	$1,040	$1,303

Cash paid during the period for taxes	$10	$81	$11	$107

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,208	$1,308	$1,208	$1,308

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of ten dollars per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7.5 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for approximately 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors.

As of June 30, 2007, 12,055,016 units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results for the year ending December 31, 2007.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2007 and 2006 and long-lived tangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	For the six months ended June 30,
	2007	% of Total	2006	% of Total
Revenue
United States	$12,406	94%	$12,936	95%

United Kingdom	664	5%	612	4%
Canada	122	1%	132	1%

Total International	786	6%	744	5%

Total	$13,192	100%	$13,680	100%

	As of June 30		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived assets
United States	$65,819	94%	$76,374	94%

United Kingdom	4,351	6%	4,451	6%

Total International	4,351	6%	4,451	6%

Total	$70,170	100%	$80,825	100%

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

The Company records all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognizes the offsetting gains or losses as adjustments to net income.

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the six month periods ended June 30, 2007 and 2006, the Company recognized a foreign currency gain of $20 thousand and a foreign currency loss of $101 thousand, respectively.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2007 and December 31, 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Other income (expense), net:

Other income (expense) consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. During the six months ended June 30, 2007, other expense was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $32 thousand offset by a foreign currency gain of $20 thousand. During the six months ended June 30, 2006, other income was comprised of a favorable fair value adjustment on interest rate swap contracts of $312 thousand offset by a foreign currency loss of $101 thousand.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and six months ended June 30, 2007.

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes as of June 30, 2007 and December 31, 2006. As of June 30, 2007, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2007	$558
Year ending December 31, 2008	856
2009	2,211
2010	393
2011	393
2012	393
Thereafter	870

5,674
Less: portion representing unearned interest income	(1,203)

4,471
Unamortized indirect costs	11

Notes receivable, net	$4,482

For the respective six month periods ended June 30, 2007 and 2006, IDC amortization expense related to notes receivable was $7 thousand and $14 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $228 thousand and $344 thousand, respectively, total IDC amortization expense was $235 thousand and $358 thousand for the six months ended June 30, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$73,086	$(2,002)	$(8,750)	$62,334
Net investment in direct financing leases	6,777	131	(900)	6,008
Assets held for sale or lease, net	31	1,089	(3)	1,117
Initial direct costs, net	931	8	(228)	711

Total	$80,825	$(774)	$(9,881)	$70,170

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2007 related to asset purchase obligations.

For the respective six month periods ended June 30, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $228 thousand and $344 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. No impairment losses were recorded for the six months ended June 30, 2007 and 2006. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $8.8 million and $10.5 million for the six months ended June 30, 2007 and 2006, respectively.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications & Additions/ Dispositions	Balance June 30, 2007
Mining	$17,762	$—	$—	$17,762
Manufacturing	22,812	—	(2,659)	20,153
Materials handling	27,933	—	(330)	27,603
Marine vessels	12,718	6	(1,700)	11,024
Transportation	12,790	76	106	12,972
Communications	196	—	(196)	—
Office furniture	1,174	—	(906)	268
Natural gas compressors	540	—	(75)	465
Office Automation	5,884	—	—	5,884
Construction	3,380	—	(30)	3,350
Transportation, Rail	13,399	—	—	13,399

	118,588	82	(5,790)	112,880
Less accumulated depreciation	(45,502)	(8,750)	3,706	(50,546)

Total	$73,086	$(8,668)	$(2,084)	$62,334

The average estimated residual value for assets on operating leases at June 30, 2007 and December 31, 2006 was 25% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Total minimum lease payments receivable	$9,659	$10,948
Estimated residual values of leased equipment (unguaranteed)	847	872

Investment in direct financing leases	10,506	11,820
Less unearned income	(4,498)	(5,043)

Net investment in direct financing leases	$6,008	$6,777

At June 30, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2007	$10,222	$1,428	$11,650
Year ending December 31, 2008	14,601	2,363	16,964
2009	10,036	1,742	11,778
2010	3,944	1,224	5,168
2011	1,231	1,202	2,433
2012	1,606	1,700	3,306
Thereafter	2,351	—	2,351

	$43,991	$9,659	$53,650

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Marine vessels	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation	7 - 10
Natural gas compressors	7 - 10
Office furniture	7 - 10
Communications	7 - 10

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

During the three and six months ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost reimbursements to Managing Member	$318	$245	$639	$491
Asset management fees to Managing Member	248	242	582	574
Acquisition and initial direct costs paid to Managing Member	5	1	13	1

	$571	$488	$1,234	$1,066

6. Non-recourse debt

At June 30, 2007 and December 31, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16% for both periods. The notes are secured by assignments of lease payments and pledges of assets. The carrying value of the pledged assets was approximately $10.3 million and $11.4 million at June 30, 2007 and December 31, 2006, respectively. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$1,125	$240	$1,365
Year ending December 31, 2008	2,355	376	2,731
2009	678	279	957
2010	721	236	957
2011	653	194	847
2012	694	153	847
Thereafter	2,097	184	2,281

	$8,323	$1,662	$9,985

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of June 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,500)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $641 thousand.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of June 30, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company had approximately $5 million and $4 million outstanding under the acquisition facility at June 30, 2007 and December 31, 2006, respectively. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at June 30, 2007 was 6.57%. For borrowings at December 31, 2006, the effective interest rate ranged from 6.60% to 8.25%. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8. Receivable funding program:

As of June 30, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

The Company had approximately $20.8 million and $25.5 million outstanding under this program at June 30, 2007 and December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $43 thousand and $73 thousand for the six months ended June 30, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

As of June 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $20.8 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates ranging from 5.60% to 5.67% under the receivables funding program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/ (expense).

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2007	Notional Balance June 30, 2007	Swap Value June 30, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$6,505	$6,505	$117	3.75%
March 22, 2005	9,892	5,796	5,796	74	4.31%
December 15, 2005	13,047	6,748	6,748	39	4.80%
January 9, 2006	2,500	1,729	1,729	11	4.81%

	$45,439	$20,778	$20,778	$241

At June 30, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Six months ending December 31, 2007	$5,299
Year ending December 31, 2008	7,470
2009	5,604
2010	1,990
2011	415

$20,778

At June 30, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $23.0 million at their discounted present value.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

9. Commitments:

At June 30, 2007, the Company had no commitments to purchase lease assets.

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

11. Member’s capital:

As of June 30, 2007, 12,055,016 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$2,713	$2,712	$5,425	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.23	$0.22	$0.45	$0.45

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

The Company participates with ATEL Financial Services, LLC (“AFS”) and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

Borrowings under the facility as of June 30, 2007 were as follows (in thousands):

Total available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(5,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,500)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2007 was 6.57%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of June 30, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

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

At June 30, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had approximately $20.8 million outstanding under this receivables funding program as of June 30, 2007. The receivables funding program expires in August 2011.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk.

In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $43 thousand and $73 thousand during the six months ended June 30, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of June 30, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in April, 2007, generated from operations in 2007.

At June 30, 2007, the Company had no commitments to purchase lease assets.

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

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $3.2 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively. Cash flow from operations decreased primarily due to (1) the quarter over quarter difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased levels of accounts receivable offset, in part, by reduced payments made against accounts payable and accrued liabilities.

The quarter over quarter difference in results of operations, adjusted for non-cash items, resulted in a cash outflow of approximately $395 thousand during the three months ended June 30, 2007 when compared to the same period in 2006 due primarily to a decline in operating lease revenue. The increased levels of accounts receivable resulted in a net cash outflow of $212 thousand during the three months ended June 30, 2007 when compared to June 30, 2006.

The above decreases in cash was partially offset by a $180 thousand cash inflow resulting from an increase in accounts payable and accrued liabilities during the three months ended June 30, 2007 when compared to the same period in 2006. The increase was due primarily to the timing of inestimable third party vendor invoices.

Investing Activities

Prior to 2006, the main use of cash in investing activities was the purchase of equipment and funding of investments in notes receivable. Such investing activities have been minimal during 2006 and the first half of 2007. Cash provided by investing activities was $1.4 million and $866 thousand for the three months ended June 30, 2007 and 2006, respectively. Cash flow improved primarily due to increased proceeds from sales of lease assets partially offset by a decrease in principal payments received on the Company’s direct financing leases.

Proceeds from sales of lease assets for the three months ended June 30, 2007 increased by $774 thousand when compared to the same period in 2006. A majority of the gain in sales proceeds was related to two sales transactions involving three pieces of equipment under operating leases that were terminated in June 2007. Principal payments received on the Company’s investment in equipment on direct financing leases declined by $329 thousand during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006, primarily as a result of the year over year decrease in the Company’s direct finance lease portfolio.

Financing Activities

Since the termination of the Company’s offering in 2003, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $4.5 million and $11.2 million for the three months ended March 31, 2007 and 2006, respectively. The improved cash flow was primarily due to a $5.4 million decrease in cash used to repay debt during the three months ended June 30, 2007 when compared to the same period in 2006. Additionally, the Company borrowed $1.5 million during the three months ended June 30, 2007, primarily to fund asset acquisitions. There were no borrowing during the three months ended June 30, 2006.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

During the six months ended June 30, 2007 and 2006, the Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $8.0 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.

Cash balances increased as Company payments for accounts payable and accrued liabilities during the six months ended June 30, 2007 were significantly reduced compared to the six months ended June 30, 2006—which included payables related to the high level of acquisition activity during the fourth quarter of 2005. Accordingly, accounts payable and accrued liabilities declined by $401 thousand between December 31, 2006 and June 30, 2007 compared to a decline of $8.1 million between December 31, 2005 and June 30, 2006. The aforementioned favorable impact on operating cash flows was partially offset by a $1.0 million decline in cash from operations due primarily to declining operating lease revenues.

Investing Activities

Prior to 2006, the main use of cash in investing activities was the purchase of equipment and funding of investments in notes receivable. Such investing activities have been minimal during 2006 and the first half of 2007. Cash provided by investing activities was $2.8 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. Cash flow improved primarily due to increased proceeds from sales of lease assets which increased by $1.3 million during the first half of 2007 when compared to the same period in 2006. A majority of the gain involved the sale of five pieces of equipment under operating leases that were terminated in March 2007 ($127 thousand) and in June 2007 ($442 thousand).

Financing Activities

During the six months ended June 30, 2007 and 2006, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $10.7 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash flows was primarily due to a $17.6 million decrease in year over year borrowings brought about by the decline in the Company’s asset acquisition activity offset, in part, by a $8.0 million decrease in year over year cash used to repay debt.

Results of Operations

As of February 21, 2001, subscriptions for the minimum amount of the offering ($1.2 million) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Company had net income of $708 thousand for the three months ended June 30, 2007 compared to a net loss of $88 thousand for the three months ended June 30, 2006. Results for the three months ended June 30, 2007 reflected decreases of $1.1 million and $216 thousand in operating expenses and total revenues, respectively, when compared with the three months ended June 30, 2006.

Revenues

Total revenues were $6.8 million and $7.0 million for the three months ended June 30, 2007.and 2006, respectively. The decrease was primarily due to a decline in operating lease revenue offset by increases in direct financing lease revenue and gain on sales of assets.

Operating lease revenues for the three months ended June 30, 2007 declined by $895 thousand when compared to the same period in 2006. The decrease was primarily due to run-off of the Company’s operating lease portfolio. In addition, there has been minimal acquisition activity during 2006 and the first half of 2007.

The decrease in operating lease revenue was partially offset by increases of $462 thousand and $256 thousand in gain on sales of assets and direct financing lease revenue, respectively. During the second quarter of 2007, the Company recognized gains totaling $538 thousand on sales of lease assets. Approximately $442 thousand of the gain involved the sale of three pieces of equipment under operating leases that were terminated in June 2007. The increase in direct financing lease revenue was primarily due to the $1.2 million increase in direct financing lease assets since June 30, 2006. The increase in assets was primarily a result of equipment being recast as direct financing leases upon lease renewal.

Expenses

Total expenses were $6.1 million and $7.2 million for the three months ended June 30, 2007 and 2006, respectively. The decline in total expenses was primarily a result of decreases in depreciation and interest expense.

The Company’s largest expense during the three months ended June 30, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $4.4 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue.

Interest expense for the three months ended June 30, 2007 declined by $157 thousand when compared to the same period in 2006. The decrease was related to a decline in outstanding debt balances of $11.2 million since June 30, 2006.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions. During the three months ended June 30, 2007, other income of $52 thousand was comprised of a favorable fair value adjustment on interest rate swap contracts of $49 thousand and a foreign currency gain of $3 thousand. During the three months ended June 30, 2006, other income of $103 thousand was comprised of a favorable fair value adjustment on interest rate swap contracts of $106 thousand and a foreign currency loss of $3 thousand.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Company had net income of $526 thousand for the six months ended June 30, 2007 compared to a net loss of $456 thousand for the six months ended June 30, 2006. Results for the first half of 2007 reflected decreases of $1.7 million and $488 thousand in operating expenses and total revenues, respectively, when compared with the six months ended June 30, 2006.

Revenues

Total revenues were $13.2 million and $13.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was primarily due to a decline in operating lease revenue offset by increases in gain on sales of assets and direct financing lease revenue.

Operating lease revenues for the six months ended June 30, 2007 declined by $1.5 million when compared to the same period of 2006. The decrease was primarily due to run-off of the Company’s operating lease portfolio.

The decrease in operating lease revenue was partially offset by increases of $586 thousand and $511 thousand in gain on sales of assets and direct financing lease revenue, respectively. During the first half of 2007, the Company recognized gains totaling $677 thousand on sales of lease assets. A majority of the gain involved the sale of five pieces of equipment under operating leases that were terminated in March 2007 ($127 thousand) and in June 2007 ($442 thousand). The increase in direct financing lease revenue was primarily due to the increase in direct financing lease assets since June 30, 2006. The increase in assets was primarily a result of equipment being recast as direct financing leases upon lease renewal.

Expenses

Total expenses were $12.7 million and $14.3 million for the six months ended June 30, 2007 and 2006, respectively. The decline in expenses was primarily due to decreases in depreciation and interest expenses offset, in part, by increases in professional fees and outside services.

Depreciation expense for the six months ended June 30, 2007 decreased by $1.8 million when compared to the same period in 2006. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio. Interest expense for the six months ended June 30, 2007 declined by $321 thousand when compared to the same period in 2006. The decrease was related to a decline in outstanding debt balances of $11.2 million since June 30, 2006. The decreases in depreciation and interest expense were offset by increases of $249 thousand and $148 thousand in professional fees and outside services expenses and in costs reimbursed to AFS, respectively. The increase in professional fees and outside services expense reflects costs related to the Company’s restatement effort and the audit of prior period financial statements. The decrease in cost reimbursements to AFS was primarily a result of a decline in administrative fees.

Other

During the six months ended June 30, 2007, other income was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $32 thousand offset by a foreign currency gain of $20 thousand. During the six months ended June 30, 2006, other income was comprised of a favorable fair value adjustment on interest rate swap contracts of $312 thousand offset by a foreign currency loss of $101 thousand.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2007, there was an outstanding balance of $5 million on the floating rate acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank's prime rate.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were approximately $20.8 million in borrowings under this facility at June 30, 2007.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-Q as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2007

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant