Form 10-Q
period 2007-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2007-11-08
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

The number of Limited Liability Company Units outstanding as of October 31, 2007 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,297	$3,194
Accounts receivable, net of allowance for doubtful accounts of $123 at September 30, 2007 and $28 at December 31, 2006	593	982
Notes receivable, net of unearned interest income of $1,094 at September 30, 2007 and $1,439 at December 31, 2006	4,287	4,902
Prepaid expenses and other assets	68	133
Interest rate swap contracts	58	273
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $49,943 at September 30, 2007 and $45,624 at December 31, 2006	64,051	80,825

Total assets	$74,424	$90,379

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$191	$561
Accrued distributions to Other Members	1,208	1,208
Other	747	603
Deposits due lessees	95	100
Non-recourse debt	7,765	9,415
Acquisition facility obligation	4,500	4,000
Receivables funding program obligation	17,759	25,490
Unearned operating lease income	1,437	729

Total liabilities	33,702	42,106

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	40,722	48,273

Total Members’ capital	40,722	48,273

Total liabilities and Members’ capital	$74,424	$90,379

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$5,282	$6,201	$16,782	$19,209
Direct financing leases	360	380	1,057	566
Interest on notes receivable	108	136	344	436
Gain on sales of assets	907	54	1,584	145
Other revenue	46	66	128	161

Total revenues	6,703	6,837	19,895	20,517

Expenses:
Depreciation of operating lease assets	4,181	4,772	12,934	15,289
Asset management fees to Managing Member	365	391	913	965
Acquisition expense	5	—	18	1
Cost reimbursements to Managing Member	304	226	943	717
Provision for losses and doubtful accounts	33	14	130	7
Amortization of initial direct costs	105	158	340	516
Amortization of loan fee	—	2	3	5
Interest expense	465	604	1,488	1,948
Professional fees	47	170	580	548
Outside services	100	269	420	495
Insurance	31	17	97	71
Other	165	362	588	770

Total operating expenses	5,801	6,985	18,454	21,332
Other expense, net	(183)	(271)	(195)	(60)

Net income (loss)	$719	$(419)	$1,246	$(875)

Net income (loss):
Managing Member	$220	$220	$660	$660
Other Members	499	(639)	586	(1,535)

	$719	$(419)	$1,246	$(875)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.05)	$0.05	$(0.13)
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	12,055,016	$60,356	$—	$60,356
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net (loss) income	—	(1,233)	880	(353)

Balance December 31, 2006	12,055,016	48,273	—	48,273
Distributions to Other Members ($0.67 per Unit)	—	(8,137)	—	(8,137)
Distributions to Managing Member	—	—	(660)	(660)
Net income	—	586	660	1,246

Balance September 30, 2007	12,055,016	$40,722	$—	$40,722

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$719	$(419)	$1,246	$(875)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(907)	(54)	(1,584)	(145)
Depreciation of operating lease assets	4,181	4,772	12,934	15,289
Amortization of initial direct costs	105	158	340	516
Provision for losses and impairments	42	—	42	—
(Recovery of) provision for doubtful accounts	(9)	14	88	7
Change in fair value of interest rate swap contracts	183	285	215	(27)
Changes in operating assets and liabilities:
Accounts receivable	1,395	2,046	301	1,101
Prepaid and other assets	(17)	(22)	65	40
Accounts payable, Managing Member	(12)	6	(370)	(1,273)
Accounts payable, other	187	433	144	(6,429)
Deposits due lessees	(5)	5	(5)	(25)
Unearned operating lease income	255	64	708	447

Net cash provided by operating activities	6,117	7,288	14,124	8,626

Investing activities:
Purchases of equipment on operating leases	—	(121)	(82)	(389)
Purchases of equipment on direct financing leases	(125)	—	(125)	—
Purchase of securities	—	—	—	(7)
Proceeds from sales of lease assets	2,119	397	3,660	637
Payments of initial direct costs	—	—	(8)	—
Reduction of net investment in direct financing leases	706	328	1,606	1,244
Payments received on notes receivable	193	276	606	892

Net cash provided by investing activities	2,893	880	5,657	2,377

Financing activities:
Borrowings under acquisition facility	1,500	1,500	4,000	7,500
Repayments under acquisition facility	(2,000)	(1,000)	(3,500)	(9,000)
Borrowings under receivables funding program	—	—	—	2,500
Repayments under receivables funding program	(3,019)	(4,400)	(7,731)	(10,607)
Proceeds from non-recourse debt	—	—	—	10,874
Repayments of non-recourse debt	(558)	(525)	(1,650)	(925)
Distributions to Other Members	(2,712)	(2,713)	(8,137)	(8,138)
Distributions to Managing Member	(220)	(220)	(660)	(660)

Net cash used in financing activities	(7,009)	(7,358)	(17,678)	(8,456)

Net increase in cash and cash equivalents	2,001	810	2,103	2,547
Cash and cash equivalents at beginning of period	3,296	3,217	3,194	1,480

Cash and cash equivalents at end of period	$5,297	$4,027	$5,297	$4,027

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$468	$607	$1,508	$1,910

Cash paid during the period for taxes	$52	$—	$63	$107

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,208	$1,306	$1,208	$1,306

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

As of September 30, 2007, 12,055,016 units were issued and outstanding.

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

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends December 31, 2009 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are charged off to the allowance as they are deemed uncollectible.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2007 and 2006 and long-lived tangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

	For the nine months ended September 30,
	2007	% of Total	2006	% of Total
Revenue
United States	$19,109	96%	$19,403	95%

United Kingdom	664	3%	917	4%
Canada	122	1%	197	1%

Total International	786	4%	1,114	5%

Total	$19,895	100%	$20,517	100%

	As of September 30,		As of December 31,
	2007	% of Total	2006	% of Total
Long-lived assets
United States	$59,983	94%	$76,374	94%

United Kingdom	4,068	6%	4,451	6%

Total International	4,068	6%	4,451	6%

Total	$64,051	100%	$80,825	100%

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

The Company records all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. It further provides criteria as to when derivative instruments can be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. The Company records derivative instruments at fair value in the balance sheet and recognizes the offsetting gains or losses as adjustments to net income.

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the nine month periods ended September 30, 2007 and 2006, the Company recognized a foreign currency gain of $20 thousand and a foreign currency loss of $92 thousand, respectively. Such activity is reflected on the Statement of Operations as a component of other income (expense), net.

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

Warrants

Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At September 30, 2007 and December 31, 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Other expense, net:

Other expense, net consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Foreign currency gain	$—	$9	$20	$(92)
Change in fair value of interest rate swap contracts	(183)	(285)	(215)	27
Recoveries of amounts previously written-off	—	5	—	5

	$(183)	$(271)	$(195)	$(60)

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and nine months ended September 30, 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 13 to 120 months and bear interest at rates ranging from 9% to 23%. The notes are secured by the equipment financed. There were no impaired notes as of September 30, 2007 and December 31, 2006. As of September 30, 2007, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2007	$256
Year ending December 31, 2008	856
2009	2,211
2010	393
2011	393
2012	393
Thereafter	870

5,372
Less: portion representing unearned interest income	(1,094)

4,278
Unamortized indirect costs	9

Notes receivable, net	$4,287

For the respective nine month periods ended September 30, 2007 and 2006, IDC amortization expense related to notes receivable was $9 thousand and $17 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $331 thousand and $499 thousand, respectively, total IDC amortization expense was $340 thousand and $516 thousand for the nine months ended September 30, 2007 and 2006, respectively.

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$73,086	$(2,342)	$(12,931)	$57,813
Net investment in direct financing leases	6,777	382	(1,606)	5,553
Assets held for sale or lease, net	31	49	(3)	77
Initial direct costs, net	931	8	(331)	608

Total	$80,825	$(1,903)	$(14,871)	$64,051

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2007 related to asset purchase obligations.

For the respective nine month periods ended September 30, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $331 thousand and $499 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an adjustment to the net investment in operating leases. The Company recorded $42 thousand of reserve for impairment losses for the three and nine months ended September 30, 2007. No impairment losses were recorded for the three and nine months ended September 30, 2006. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $4.2 million and $4.8 million for the three months ended September 30, 2007 and 2006, respectively; and $12.9 million and $15.3 million the nine months ended September 30, 2007 and 2006, respectively.

All of the leased property was acquired in years beginning with 2002 through 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Mining	$17,762	$—	$(5,111)	$12,651
Manufacturing	22,812	—	(3,517)	19,295
Materials handling	27,933	—	(289)	27,644
Marine vessels	12,718	6	(1,994)	10,730
Transportation	12,790	76	1,806	14,672
Communications	196	—	(196)	—
Office furniture	1,174	—	—	1,174
Natural gas compressors	540	—	(98)	442
Office automation	5,884	—	(1,884)	4,000
Construction	3,380	—	(30)	3,350
Transportation, rail	13,399	—	—	13,399

	118,588	82	(11,313)	107,357
Less accumulated depreciation	(45,502)	(12,931)	8,889	(49,544)

Total	$73,086	$(12,849)	$(2,424)	$57,813

The average estimated residual value for assets on operating leases at September 30, 2007 and December 31, 2006 was 24% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of September 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Total minimum lease payments receivable	$9,130	$10,948
Estimated residual values of leased equipment (unguaranteed)	862	872

Investment in direct financing leases	9,992	11,820
Less unearned income	(4,439)	(5,043)

Net investment in direct financing leases	$5,553	$6,777

At September 30, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$3,845	$425	$4,270
Year ending December 31, 2008	14,971	2,484	17,455
2009	10,401	1,851	12,252
2010	4,156	1,322	5,478
2011	1,605	1,299	2,904
2012	1,231	1,749	2,980
Thereafter	2,353	—	2,353

	$38,562	$9,130	$47,692

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation	7 - 10
Natural gas compressors	7 - 10
Office furniture	7 - 10
Communications	7 - 10

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”), and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

During the three and nine months ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost reimbursements to Managing Member	$304	$226	$943	$717
Asset management fees to Managing Member	365	391	913	965
Acquisition and initial direct costs paid to Managing Member	5	1	18	2

	$674	$618	$1,874	$1,684

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt

At September 30, 2007 and December 31, 2006, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16% for both periods. The notes are secured by assignments of lease payments and pledges of assets. The carrying value of the pledged assets was approximately $9.7 million and $11.4 million at September 30, 2007 and December 31, 2006, respectively. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$568	$116	$684
Year ending December 31, 2008	2,354	376	2,730
2009	678	279	957
2010	721	236	957
2011	653	194	847
2012	694	153	847
Thereafter	2,097	184	2,281

	$7,765	$1,538	$9,303

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

As of September 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(4,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,000)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings, and therefore, no contingent liability, under the warehouse facility as of September 30, 2007. As of December 31, 2006, $3.1 million was outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $641 thousand.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of September 30, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

The Company had approximately $4.5 million and $4 million outstanding under the acquisition facility at September 30, 2007 and December 31, 2006, respectively. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate. The effective interest rate on borrowings at September 30, 2007 ranged from 6.38% to 6.39%. For borrowings at December 31, 2006, the effective interest rate ranged from 6.60% to 8.25%. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

8. Receivable funding program:

As of September 30, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The receivables funding program expires in August 2011.

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

The Company had approximately $17.8 million and $25.5 million outstanding under this program at September 30, 2007 and December 31, 2006. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled approximately $61 thousand and $102 thousand for the nine months ended September 30, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

As of September 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $17.8 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates ranging from 5.57% to 6.26%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(expense).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

Borrowings under the receivables funding program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2007	Notional Balance September 30, 2007	Swap Value September 30, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$5,637	$5,637	$55	3.75%
March 22, 2005	9,892	4,450	4,450	20	4.31%
December 15, 2005	13,047	6,083	6,083	(12)	4.80%
January 9, 2006	2,500	1,589	1,589	(5)	4.81%

	$45,439	$17,759	$17,759	$58

At September 30, 2007, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Three months ending December 31, 2007	$2,280
Year ending December 31, 2008	7,470
2009	5,604
2010	1,990
2011	415

$17,759

At September 30, 2007, there were specific leases that were identified as collateral under the receivables funding program with expected future lease receivables of approximately $19.4 million at their discounted present value.

The receivable funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

9. Commitments:

At September 30, 2007, the Company had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

11. Member’s capital:

As of September 30, 2007, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$2,712	$2,713	$8,137	$8,138
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.68

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

Business Overview

ATEL Capital Equipment Fund IX, LLC (the “Company”) is a California limited liability company that was formed in September 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in January 2003. During early 2003, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2009, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations

The Company may continue until December 31, 2020. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The Company’s public offering provided for a total maximum capitalization of $150 million. As of January 15, 2003, the offering was concluded. As of that date, subscriptions for 12,065,266 Units had been received. Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Borrowings under the facility as of September 30, 2007 were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(4,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,000)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2007 ranged from 6.38% to 6.39%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed and commence their acquisition stages, these new entities may be added. As of September 30, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

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

At September 30, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8, the Company had approximately $17.8 million outstanding under this receivables funding program as of September 30, 2007. The receivables funding program expires in August 2011.

As of September 30, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of approximately $17.8 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates ranging from 5.57% to 6.26%. At September 30, 2007, the fair value of the interest rate swaps totaled $58 thousand and was recorded as an asset on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. In order to maintain the availability of the receivables funding program, the Company is required to make payments of standby fees. These fees totaled $61 thousand and $102 thousand during the nine months ended September 30, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing is non-committed and consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the note is at fixed rates ranging from 5.99% to 6.16% for the nine months ended September 30, 2007. The notes are secured by assignments of lease payments and pledges of assets.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of September 30, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in October 2007, generated from operations in 2007.

At September 30, 2007, the Company had no commitments to purchase lease assets.

The Company announced the commencement of periodic distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through September 2007. See Note 11 in the notes to the financial statements for additional information regarding distributions.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $6.1 million and $7.3 million for the three months ended September 30, 2007 and 2006, respectively. The quarter over quarter decrease in cash flow was primarily due to (1) a decline in payments received on accounts receivable, (2) the change in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (3) increased payments made against accounts payable and accrued liabilities offset, part, by an increase in unearned lease income.

The decline in payments received on accounts receivable reduced cash flow by $651 thousand during the three months ended September 30, 2007 when compared to September 30, 2006. The lower level of collections was primarily due to reduced billing activity resulting from run-off of the Company’s lease assets. The quarter over quarter change in result of operations, adjusted for non-cash items, reduced cash flow by $442 thousand during the three months ended September 30, 2007, when compared to the same period in 2006, due primarily to a decline in operating lease revenue. Likewise, increased payments against accounts payable and accrued liabilities resulted in a cash outflow of $264 thousand during the same comparative periods.

The above decreases in cash flow was partially offset by an increase of $191 thousand resulting from higher amounts of unearned rents received during the three months ended September 30, 2007 when compared to the same period in 2006.

Investing Activities

Prior to 2006, the main use of cash in investing activities was the purchase of equipment and funding of investments in notes receivable. Such investing activities have been minimal during 2006 and the first nine months of 2007. Net cash provided by investing activities totaled $2.9 million and $880 thousand for the three months ended September 30, 2007 and 2006, respectively. Cash flow improved primarily due to increased proceeds from sales of lease assets and an increase in principal payments received on the Company’s direct financing leases.

Proceeds from sales of lease assets for the three months ended September 30, 2007 increased by $1.7 million when compared to the same period in 2006 due primarily to an increase in terminating lease assets that were subsequently sold. Principal payments received on the Company’s investment in equipment on direct financing leases increased by $378 thousand during the three months ended September 30, 2007 when compared to the three months ended September 30, 2006, primarily as a result of payments received in 2007 on one significant operating lease that terminated and was renewed as a direct finance lease in 2006.

Financing Activities

Since the termination of the Company’s offering in 2003, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Net cash used in financing activities totaled $7.0 million and $7.4 million for the three months ended September 30, 2007 and 2006, respectively. The improved cash flow was primarily due to a $348 thousand decrease in cash used to repay debt during the three months ended September 30, 2007 when compared to the same period in 2006. Net repaid debt totaled $4.1 million and $4.4 million for the three months ended September 30, 2007 and 2006, respectively.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

During the nine months ended September 30, 2007 and 2006, the Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $14.1 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to (1) significantly reduced payments made against accounts payable and accrued liabilities, and (2) an increase in unearned lease income offset, in part, by the (1) period over period change in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) a decline in payments received on accounts receivable.

Reduced payments made against accounts payable and accrued liabilities during the nine months ended September 30, 2007 improved cash flow by $7.5 million when compared to the nine months ended September 30, 2006, which included payables related to the high level of acquisition activity during the fourth quarter of 2005. Accordingly, accounts payable and accrued liabilities declined by $226 thousand between December 31, 2006 and September 30, 2007 compared to a decline of $7.7 million between December 31, 2005 and September 30, 2006. The increase in unearned rents received during the nine months ended September 30, 2007 when compared to the same period in 2006 further improved cash flow by $261 thousand.

The aforementioned increases in operating cash flows were partially offset by decreases of $1.5 million and $807 thousand resulting from declines in results from operations and payments received on accounts receivable, respectively. The period over period decline in result of operations, adjusted for non-cash items, was due primarily to a decline in operating lease revenue. The decline in payments received on accounts receivable was primarily due to reduced billing activity resulting from run-off of the Company’s lease assets.

Investing Activities

Prior to 2006, the main use of cash in investing activities was the purchase of equipment and funding of investments in notes receivable. Such investing activities have been minimal during 2006 and the first nine months of 2007. Net cash provided by investing activities was $5.7 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flow improved primarily due to increased proceeds from sales of lease assets and principal payments received on the Company’s direct financing leases which respectively increased by $3.0 million and $362 thousand during the nine months ended September 30, 2007 when compared to the same period in 2006. The increase in proceeds from sales of lease assets was due primarily to an increase in terminating lease assets that were subsequently sold, while the increase in principal payments received on the Company’s investment in equipment on direct financing leases was primarily as a result of payments received in 2007 on one significant operating lease that terminated and was renewed as a direct finance lease in 2006.

Financing Activities

During the nine months ended September 30, 2007 and 2006, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $17.7 million and $8.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flows was primarily due to a $9.2 million increase in period over period net repayments made on the Company’s outstanding debt.

Results of Operations

As of February 21, 2001, subscriptions for the minimum amount of the Units ($1.2 million) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

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

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Company had net income of $719 thousand for the three months ended September 30, 2007 compared to a net loss of $419 thousand for the three months ended September 30, 2006. Results for the three months ended September 30, 2007 reflected decreases of $1.2 million and $134 thousand in operating expenses and total revenues, respectively, when compared with the three months ended September 30, 2006.

Revenues

Total revenues were $6.7 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively. The net decrease was primarily due to a decline in operating lease revenue offset by an increase in gains on sales of assets.

Operating lease revenues for the three months ended September 30, 2007 declined by $919 thousand when compared to the same period in 2006. The decrease was primarily due to run-off of the Company’s operating lease portfolio. In addition, there has been minimal acquisition activity during 2006 and the first nine months of 2007. Offsetting the decrease in operating lease revenue was an $853 thousand favorable change in gains recognized on the sale of lease assets was a result of an increase in terminating lease assets that were subsequently sold and higher market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006.

Expenses

Total expenses were $5.8 million and $7.0 million for the three months ended September 30, 2007 and 2006, respectively. The decline in total expenses was primarily a result of decreases in depreciation, interest expense, outside services, professional fees, and other expense.

Depreciation expense for the three months ended September 30, 2007 decreased by $591 thousand when compared to the same period in 2006 due primarily to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue. Likewise, interest expense declined by $139 thousand due to the $10.8 million decline in outstanding debt balances since September 30, 2006.

Total expenses further declined due to decreases of $197 thousand, $169 thousand and $123 thousand in other expense, outside services and professional fees, respectively. Other expense declined as a result of lower income tax and franchise fees paid during the three months ended September 30, 2007 when compared to the same period in 2006. The decrease in outside services and professional fees was primarily driven by the decline in costs associated with the audit and restatement of the Company’s prior year financial statements which was largely completed during the second quarter of 2007.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions. During the three months ended September 30, 2007, other expense of $183 thousand was comprised solely of an unfavorable fair value adjustment on interest rate swap contracts. During the three months ended September 30, 2006, other expense of $271 thousand was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $285 thousand offset by a foreign currency gain of $9 thousand and recoveries of amounts previously written off totaling $5 thousand.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Company had net income of $1.2 million for the nine months ended September 30, 2007 compared to a net loss of $875 thousand for the nine months ended September 30, 2006. Results for the first nine months of 2007 reflected decreases of $2.9 million and $622 thousand in operating expenses and total revenues, respectively, when compared with the nine months ended September 30, 2006.

Revenues

Total revenues were $19.9 million and $20.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to a decline in operating lease revenue offset by increases in gain on sales of assets and direct financing lease revenue.

Operating lease revenues for the nine months ended September 30, 2007 declined by $2.4 million when compared to the same period of 2006. The decrease was primarily due to run-off of the Company’s operating lease portfolio.

The decrease in operating lease revenue was partially offset by increases of $1.4 million and $491 thousand in gain on sales of assets and direct financing lease revenue, respectively. The increase in gains recognized on the sale of lease assets was a result of an increase in terminating lease assets that were subsequently sold and higher market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006. The increase in direct financing lease revenue was primarily due to one significant operating lease that terminated and was renewed as a direct finance lease in 2006.

Expenses

Total expenses were $18.5 million and $21.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decline in expenses was primarily due to decreases in depreciation, interest and other expenses.

Depreciation expense for the nine months ended September 30, 2007 decreased by $2.4 million when compared to the same period in 2006. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio. Similarly, interest expense and other expense for the nine months ended September 30, 2007 declined by $460 thousand and $182 thousand, respectively, when compared to the same period in 2006. The decrease in interest expense was related to a decline in outstanding debt balances since September 30, 2006, while the decrease in other expense was a result of lower income tax and franchise fees paid during the nine months ended September 30, 2007.

Other

During the nine months ended September 30, 2007, other expense was comprised of an unfavorable fair value adjustment on interest rate swap contracts of $215 thousand offset by a foreign currency gain of $20 thousand. During the nine months ended September 30, 2006, other expense was comprised of a foreign currency loss of $92 thousand offset by a favorable fair value adjustment on interest rate swap contracts of $27 thousand and recoveries of amounts previously written off totaling $5 thousand.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2007, $4.5 million was outstanding under the floating rate acquisition facility. Interest on the acquisition facility is based on either the thirty day LIBOR rate or the bank’s prime rate.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were approximately $17.8 million in borrowings under this facility at September 30, 2007.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-Q as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Company is current with its regulatory filings since the timely filing of its Form 10-Q for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

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

Item 1A. Risk Factors.

There was no material changes in the risk factors previously disclosed in the Company’s Prospectus, as amended on Form POS AM, Post-Effective Amendment No. 7, which was filed on May 15, 2002. The Company’s offering was terminated on January 15, 2003.

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

Date: November 7, 2007

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant