Form 10-K
period 2007-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2008-03-28
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company   ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

State the issuer’s revenues for the most recent fiscal year: $27.5 million

The number of Limited Liability Company Units outstanding as of February 29, 2008 was 12,055,016.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7,530,500), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of January 15, 2003, the Company’s offering was terminated. Subscriptions for a total of 12,065,266 ($120.7 million) Units had been received and accepted. Subsequent to January 15, 2003, units totaling 10,250 were rescinded and funds returned to investors. As of December 31, 2007, 12,055,016 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), which ends December 31, 2009 and (iii) provides additional distributions following the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).

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

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2007, the amount of such securitized borrowings was $15.5 million.

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

The Company will only purchase equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase.

As of December 31, 2007, the Company had purchased equipment with a total acquisition price of $159.6 million. The Company also had investments in notes receivable of which $4.1 million remained outstanding at December 31, 2007.

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

During 2007 and 2006, certain lessees generated significant portions of the Company’s total lease revenues as follows (in thousands):

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Ford Motor Company	Material Handling	11%	*
Whirlpool Corporation	Material Handling	10%	*

*	Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2007 and the industries to which the assets have been leased (in thousands).

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Material handling	$34,774	21.79%
Mining equipment	34,172	21.42%
Manufacturing	22,196	13.90%
Furniture and fixtures	13,459	8.44%
Transportation	13,386	8.39%
Aircraft	12,729	7.98%
Rail transportation	11,200	7.02%
Marine vessels	10,429	6.54%
Office automation	2,680	1.68%
Test equipment	2,363	1.48%
Communications	1,001	0.63%
Natural gas compressors	697	0.44%
Construction	468	0.29%

	$159,554	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$61,831	38.73%
Mining	29,138	18.26%
Health care	24,755	15.52%
Land transportation	12,112	7.60%
Electric utilities	11,445	7.17%
Marine transportation	8,438	5.29%
Communications	6,646	4.17%
Air transportation	3,315	2.08%
Retail	1,178	0.74%
Oil and gas	696	0.44%

	$159,554	100.00%

From inception to December 31, 2007, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$12,235	$8,818	$7,935
Mining	9,787	4,754	8,806
Office automation	6,222	1,765	5,031
Construction	3,136	1,686	2,523
Test equipment	1,677	97	2,075
Furniture & fixtures	1,405	561	1,627
Material handling	1,072	99	1,306
Transportation	99	79	81
Other	1,801	592	1,975

	$37,434	$18,451	$31,359

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2007 and 2006, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 1A.	RISK FACTORS

The operations of the Company are subject to various risks.

The success of the Company will be subject to risks inherent in the equipment leasing business that may adversely affect the ability of the Company to acquire, lease and sell equipment, and to finance its portfolio, on terms which will permit it to generate profitable rates of return for investors. A number of economic conditions and market factors could threaten the Company’s ability to operate profitably. These include:

•	changes in economic conditions, including fluctuations in demand for equipment, lease rates, interest rates and inflation rates,

•	the timing of purchases and the ability to forecast technological advances for equipment,

•	technological and economic obsolescence, and

•	increases in Company expenses (including labor, energy, taxes and insurance expenses).

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

The amount of the Company’s profit will depend in part on the value of its equipment when the leases end.    In general, leased equipment loses value over a lease term. In negotiating leases, the Manager will assume a value for the equipment at the end of the lease. The Manager will seek lease payments plus equipment value at the end of the lease which is enough to return the Company’s investment in the equipment and provide a profit. The value of the equipment at the end of a lease will depend on a number of factors, including:

•	the condition of the equipment;

•	the cost of similar new equipment;

•	the supply of and demand for similar equipment; and

•	whether the equipment has become obsolete.

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

The Manager is subject to certain potential conflicts of interest that could result in the Manager acting in its interest rather than that of the Company.    These include potential conflicts relating to the following matters:

•	The Manager engages in other, potentially competing activities

•	The Company may be in competition for investments with prior programs sponsored by the Manager

•	The Company expects to borrow up to 50% of the aggregate cost of its investment portfolio, and this will result in higher Asset Management Fees than if less debt were incurred

•	Agreements between the Company and the Manager and its affiliates are not at arm’s length

•	The Company, the Manager and Unitholders are not represented by separate counsel and

•	The Company may, under certain conditions and restrictions, enter into joint ventures with other programs affiliated with the Manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Holders

As of December 31, 2007, a total of 3,076 investors were Unitholders of record holders in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

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

The rate for monthly distributions from 2007 operations was $0.075 per Unit for January through December 2007. The rate for quarterly distributions paid in April, July, October 2007 and January 2008 was $0.225 per Unit.

The rate for monthly distributions from 2006 operations was $0.075 per Unit for January through December 2006. The rate for quarterly distributions paid in April, July, October 2006 and January 2007 was $0.225 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2007	2006
Net income (loss) per Unit, based on weighted average Units outstanding	$0.19	$(0.10)
Return of investment	0.71	1.00

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.90	$0.90

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

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

Borrowings under the financing arrangement as of December 31, 2007, were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(1,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(7,125)

Total remaining available under the acquisition and warehouse facilities	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). There were no borrowings under the warehouse facility at December 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company and its affiliates pay an annual commitment fee to have access to this line of credit.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2007 was 6.12%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

Throughout the reinvestment period, the Company anticipates reinvesting a portion of lease payments from assets owned, and/or payments received on notes receivable, in new leasing or financing transactions. Such reinvestment will occur only after the payment of all current obligations including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation.

If interest rates increase significantly, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 8 through 10 in the notes to the financial statements in Item 8, Financial Statements and Supplementary Data.

At December 31, 2007, the Company had a $60 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 10 to the financial statements, Receivables funding program, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, the Company had $15.5 million outstanding under this receivables funding program as of December 31, 2007. The receivables funding program expires in August 2011. It is the intention of the Company to use the receivables funding program as its primary source of debt financing.

During the years ended December 31, 2007 and 2006, the Company paid program fees, as defined in the receivables funding agreement, totaling $76 thousand and $127 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations. The program terminated with respect to new borrowings in January 2006.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During 2007 and 2006, the Company utilized such sources of non-recourse debt financing and at December 31, 2007 and 2006, had $7.2 million and $9.4 million, respectively, of outstanding non-recourse debt consisting of notes payable to financial institutions.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of December 31, 2007, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2008, generated from operations in 2007. As of December 31, 2006, cash balances consisted of working capital and amounts reserved for distributions which were paid in January 2007, generated from operations in 2006.

At December 31, 2007, the Company had no commitments to purchase lease assets.

The Company announced the commencement of periodic distributions, based on cash flows from operations, beginning with the month of February 2001. The first distribution payment was made in April 2001 and additional monthly and/or quarterly distributions have been consistently made through December 2007.

Cash Flows

2007 vs. 2006

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities during 2007 increased by $5.7 million, or 46%, as compared to 2006. The net increase in cash flow was primarily due to (1) significantly reduced payments made against accounts payable and accrued liabilities and (2) increased unearned lease income offset, in part, by (1) the year over year change in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased level of accounts receivable.

The reduction in payments made against accounts payable and accrued liabilities during 2007, as compared to 2006, improved cash flow by $8.3 million, and was attributable to the 2006 payment of accruals related to the high level of acquisition activity during the fourth quarter of 2005. In addition, the year over year increase in prepaid rents received during 2007, as compared to 2006, increased cash flow by $328 thousand.

The aforementioned increases in net cash flows were partially offset by decreases of $1.9 million and $1.1 million resulting from a decline in results from operations as adjusted for non-cash items, and increased level of accounts receivable, respectively. The year over year decline in result of operations as adjusted for non-cash items, was due primarily to a decline in operating lease revenue. The increase in accounts receivable was primarily a result of year-end revenue billings on leased vessels.

Investing Activities

Cash provided by investing activities during 2007 increased by $6.9 million, as compared to 2006. The net increase in cash flow was primarily due to increased proceeds from the sale of lease assets combined with increased principal payments received on the Company’s investment in direct finance leases.

The growth in proceeds from sales of lease assets was mainly due to a year over year increase in terminating lease assets that were subsequently sold, combined with a stronger market demand which resulted in higher sales proceeds received on assets sold during 2007 as compared to assets sold during 2006. The increase in principal payments received on the Company’s investment in equipment on direct financing leases was primarily as a result of payments received in 2007 on one significant operating lease that terminated and was renewed as a direct finance lease in 2006.

Financing Activities

Net cash used in financing activities increased by $13.1 million, or 99%, during 2007 as compared to 2006. The net decrease in cash flows was due to a year over year increase in net repayments made on the Company’s outstanding debt. As of December 31, 2007, the Company had reduced its net outstanding debt by $14.7 million, when compared to net outstanding debt at December 31, 2006.

Results of Operations

On February 21, 2001, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities).

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

As of December 31, 2007 and 2006, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2007	2006
Manufacturing	40%	40%
Mining	13%	15%
Rail transportation	13%	11%
Marine transportation	11%	11%

During 2007 and 2006, three customers comprised 29% and 25% of the Company’s revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Ford Motor Company	Material Handling	11%	8%
Whirlpool Corporation	Material Handling	10%	9%
The Sabine Mining Company	Mining	8%	8%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

The Company acquired $82 thousand and $739 thousand of equipment on operating leases during 2007 and 2006, respectively. There were no purchases of equipment on direct finance leases during the year. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2001 through 2007:

Utilization of equipment purchased by year	2007	2006
2007	100%
2006	100%	100%
2005	100%	100%
2004	100%	100%
2003	100%	100%
2002	100%	100%

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

2007 vs. 2006

The Company had net income of $3.1 million for the year ended December 31, 2007 compared to a net loss of $353 thousand for the year ended December 31, 2006. Results for 2007 reflect a decrease in total operating expenses offset, in part, by an increase in other expense, net, when compared to 2006; revenues were relatively flat.

Revenues

Total revenue for 2007 was relatively flat and only increased by $57 thousand, when compared to 2006. The net increase was primarily a result of increases in net gain on sales of lease assets and direct finance lease revenue totaling $2.6 million and $600 thousand, respectively, partially offset by a $3.0 million reduction in operating lease revenue.

The year over year growth in net gain on sales of lease assets was mainly due to an increase in terminating lease assets that were subsequently sold, combined with a stronger market demand which resulted in higher sales proceeds and net gains recognized on assets sold during 2007 as compared to assets sold during 2006. The increase in direct financing lease revenue was primarily due to one significant operating lease that terminated and renewed as a direct finance lease in 2006.

Expenses

Total expenses during 2007 decreased by $3.7 million, or 13%, as compared to 2006. The decline in expenses was primarily due to decreases in depreciation and interest expenses of $3.0 million and $595 thousand, respectively.

The decrease in depreciation expense was primarily a result of continued run-off of the Company’s lease portfolio as well as lease asset sales in 2007. As of December 31, 2007, the net decline of the Company’s lease asset portfolio totaled $23.2 million, when compared to December 31, 2006. Similarly, the interest expense was reduced during 2007 due to the net decline in the Company’s debt when compared to 2006.

Other

During 2007, other expense, net increased by $253 thousand, as compared to 2006, and was mainly attributable to increasing unfavorable fair value adjustments on the Company’s interest rate swap contracts resulting from the declining interest rate environment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts and impairment loss reserve on the notes receivable.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is to be structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2007 and 2006, there were outstanding balances of $1.5 million and $4.0 million, respectively, on the floating rate line of credit. The effective interest rate of the borrowings was 6.12% for 2007 and ranged from 6.60% to 8.25% for 2006.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 2002. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company expects to enter into interest rate swaps, which will effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company expects to make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. There were $15.5 million and $25.5 million in borrowings under this facility at December 31, 2007 and 2006, respectively.

In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 19 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 27, 2008

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$4,326	$3,194
Accounts receivable, net of allowance for doubtful accounts of $144 at December 31, 2007 and $28 at December 31, 2006	1,409	982
Notes receivable, net of unearned interest income of $991 at December 31, 2007 and $1,439 at December 31, 2006	4,133	4,902
Prepaid expenses and other assets	48	133
Interest rate swap contracts	—	273
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $49,383 at December 31, 2007 and $45,624 at December 31, 2006	57,593	80,825

Total assets	$67,579	$90,379

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$455	$561
Accrued distributions to Other Members	1,208	1,208
Other	1,024	603
Deposits due lessees	92	100
Non-recourse debt	7,198	9,415
Interest rate swap contracts	79	—
Acquisition facility obligation	1,500	4,000
Receivables funding program obligation	15,479	25,490
Unearned operating lease income	879	729

Total liabilities	27,914	42,106

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	39,665	48,273

Total Members’ capital	39,665	48,273

Total liabilities and Members’ capital	$67,579	$90,379

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$22,463	$25,432
Direct financing leases	1,566	966
Interest on notes receivable	447	564
Gain on sales of assets	2,873	314
Other revenue	183	199

Total revenues	27,532	27,475

Expenses:
Depreciation of operating lease assets	16,890	19,938
Asset management fees to Managing Member	1,348	1,266
Acquisition expense	19	17
Cost reimbursements to Managing Member	1,112	969
Provision for doubtful accounts	151	18
Amortization of initial direct costs	443	659
Amortization of loan fee	3	6
Interest expense	1,907	2,502
Professional fees	678	598
Outside services	510	644
Insurance	120	92
Other	897	1,039

Total operating expenses	24,078	27,748
Other expense, net	(333)	(80)

Net Income (loss)	$3,121	$(353)

Net income (loss):
Managing Member	$880	$880
Other Members	2,241	(1,233)

	$3,121	$(353)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.19	$(0.10)
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2005	12,055,016	$60,356	$—	$60,356
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net (loss) income	—	(1,233)	880	(353)

Balance December 31, 2006	12,055,016	48,273	—	48,273
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	2,241	880	3,121

Balance December 31, 2007	12,055,016	$39,665	$—	$39,665

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net income (loss)	$3,121	$(353)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(2,873)	(314)
Depreciation of operating lease assets	16,890	19,938
Amortization of initial direct costs	443	659
Amortization of loan fees	—	6
Provision for doubtful accounts	151	18
Loss (gain) on interest rate swap contracts	352	(2)
Changes in operating assets and liabilities:
Accounts receivable	(578)	567
Prepaid and other assets	85	29
Accounts payable, Managing Member	(106)	(1,236)
Accounts payable, other	421	(6,751)
Deposits due lessees	(8)	(11)
Unearned operating lease income	150	(178)

Net cash provided by operating activities	18,048	12,372

Investing activities:
Purchases of equipment on operating leases	(82)	(739)
Purchases of equipment on direct financing leases	(189)	—
Purchase of securities	—	(7)
Proceeds from sales of lease assets	7,264	1,119
Payments of initial direct costs	(12)	(6)
Reduction of net investment in direct financing leases	1,801	1,078
Payments received on notes receivable	759	1,224

Net cash provided by investing activities	9,541	2,669

Financing activities:
Borrowings under acquisition facility	—	10,335
Repayments under acquisition facility	(2,500)	(10,335)
Borrowings under receivables funding program	—	2,500
Repayments under receivables funding program	(10,011)	(13,512)
Proceeds of non-recourse debt	—	10,874
Repayments of non-recourse debt	(2,217)	(1,459)
Distributions to Other Members	(10,849)	(10,850)
Distributions to Managing Member	(880)	(880)

Net cash used in by financing activities	(26,457)	(13,327)

Net increase in cash and cash equivalents	1,132	1,714
Cash and cash equivalents at beginning of year	3,194	1,480

Cash and cash equivalents at end of year	$4,326	$3,194

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,936	$2,479

Cash paid during the year for taxes	$68	$132

Schedule of non-cash transactions:
Distributions payable to Other Members at year end	$1,208	$1,208

Accrued equipment purchases at year end	$—	$360

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7.5 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of December 31, 2007, 12,055,016 units were issued and outstanding.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company (Note 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends on December 31, 2009 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2007 and 2006 and the related statements of operations and changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts and impairment loss reserve on the notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2007 and 2006.

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

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $4.1 million and $4.9 million at December 31, 2007 and 2006, respectively.

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

The Company’s chief operating decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total net revenues for the years ended December 31, 2007 and 2006, and long-lived tangible assets as of December 31, 2007 and 2006 (in thousands):

	For the year ended December 31,
	2007	% of Total	2006	% of Total
Revenue
United States	$25,954	94%	$25,985	95%

United Kingdom	1,341	5%	1,230	4%
Canada	237	1%	260	1%

Total International	1,578	6%	1,490	5%

Total	$27,532	100%	$27,475	100%

	As of December 31,
	2007	% of Total	2006	% of Total
Long-lived assets
United States	$53,809	93%	$76,374	95%

United Kingdom	3,784	7%	4,451	5%

Total International	3,784	7%	4,451	5%

Total	$57,593	100%	$80,825	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the year ended December 31, 2007 and 2006, the Company recognized a foreign currency gain of $19 thousand and a foreign currency loss of $87 thousand, respectively, which are included in other expense, net.

Investment in securities:

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. Such other factors include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2007 and 2006, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2007 and 2006, the related provision for state income taxes was approximately $8 thousand and $132 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 and 2006 (in thousands):

	2007	2006
Financial statement basis of net assets	$39,665	$48,273
Tax basis of net assets (unaudited)	35,020	41,049

Difference	$(4,645)	$(7,224)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the net income (loss) reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Net income (loss) per financial statements	$3,121	$(353)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,195)	(6,635)
Provision for losses and doubtful accounts	116	18
Adjustments to revenues	2,139	(630)
Other	1,518	—

Net income (loss) per federal tax return (unaudited)	$5,699	$(7,600)

Other income (expense), net:

Other income (expense), net consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Foreign currency gain (loss)	$19	$(87)
Change in fair value of interest rate swap contracts	(352)	2
Recoveries of amounts previously written-off	—	5

	$(333)	$(80)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2007 and 2006, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2007	2006
Manufacturing	40%	40%
Mining	13%	15%
Rail transportation	13%	11%
Marine transportation	11%	11%

During 2007 and 2006, three customers comprised 29% and 25% of the Company’s revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Ford Motor Company	Material Handling	11%	8%
Whirlpool Corporation	Material Handling	10%	9%
The Sabine Mining Company	Mining	8%	8%

4. Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. At December 31, 2007, the terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 11% to 14%. The notes are secured by the equipment financed. There were no impaired notes as of December 31, 2007 and 2006. As of December 31, 2007, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2008	$856
2009	2,211
2010	393
2011	393
2012	393
Thereafter	870

5,116
Less: portion representing unearned interest income	(991)

4,125
Unamortized indirect costs	8

Notes receivable, net	$4,133

For the respective years ended December 31, 2007 and 2006, IDC amortization expense related to notes receivable was $9 thousand and $23 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 6) of $434 thousand and $636 thousand, respectively, total IDC amortization expense was $443 thousand and $659 thousand for the years ended December 31, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts is as follows (in thousands):

Allowance for Doubtful Accounts
Balance December 31, 2005	$10
Provision	18

Balance December 31, 2006	28
Provision	116

Balance December 31, 2007	$144

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$73,086	$(4,814)	$(16,841)	$51,431
Net investment in direct financing leases	6,777	473	(1,671)	5,579
Assets held for sale or lease, net	31	92	(49)	74
Initial direct costs, net of accumulated amortization of $1,075 and $1,166 at December 31, 2007 and 2006, respectively	931	12	(434)	509

Total	$80,825	$(4,237)	$(18,995)	$57,593

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2006 related to asset purchase obligations. There were no such amounts accrued at December 31, 2007.

For the respective years ended December 31, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $434 thousand and $636 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in 2007 or 2006.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense on property subject to operating leases and property held for lease or sale was $16.9 million and $19.9 million for the years ended December 31, 2007 and 2006, respectively.

All of the leased property was acquired during the years 2001 through 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Material handling	$27,933	$—	$(1,218)	$26,715
Manufacturing	22,812	—	(8,878)	13,934
Mining	17,762	—	(5,111)	12,651
Transportation, rail	13,399	—	(40)	13,359
Marine vessels	12,718	6	(1,948)	10,776
Transportation, other	12,790	76	1,806	14,672
Office automation	5,884	—	(1,884)	4,000
Construction	3,380	—	(61)	3,319
Office furniture	1,174	—	—	1,174
Natural gas compressors	540	—	(540)	—
Communications	196	—	(196)	—

	118,588	82	(18,070)	100,600
Less accumulated depreciation	(45,502)	(16,841)	13,174	(49,169)

Total	$73,086	$(16,759)	$(4,896)	$51,431

The average estimated residual value for assets on operating leases at December 31, 2007 and 2006 were both 26% of the assets’ original cost.

Direct financing leases:

As of December 31, 2007, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Total minimum lease payments receivable	$8,946	$10,948
Estimated residual values of leased equipment (unguaranteed)	821	872

Investment in direct financing leases	9,767	11,820
Less unearned income	(4,188)	(5,043)

Net investment in direct financing leases	$5,579	$6,777

At December 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2008	$14,298	$2,709	$17,007
2009	9,918	1,868	11,786
2010	4,152	1,322	5,474
2011	1,602	1,299	2,901
2012	1,227	1,748	2,975
Thereafter	2,343	—	2,343

	$33,540	$8,946	$42,486

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation, other	7 - 10
Natural gas compressors	7 - 10
Office furniture	7 - 10
Communications	3 - 5

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Cost reimbursements to Managing Member	$1,112	$969
Asset management fees to Managing Member	1,348	1,266
Acquisition and initial direct costs paid to Managing Member	19	17

	$2,479	$2,252

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt

At December 31, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is $9.1 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Year ending December 31, 2008	$2,355	$376	$2,731
2009	678	279	957
2010	721	236	957
2011	653	194	847
2012	694	153	847
Thereafter	2,097	184	2,281

	$7,198	$1,422	$8,620

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of December 31, 2007 and 2006, borrowings under the facility were as follows (in thousands):

	2007	2006
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,500)	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(7,125)	(22,561)

Total remaining available under the acquisition and warehouse facilities	$66,375	$48,439

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility at December 31, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $641 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 6.12% at December 31, 2007, and ranged from 6.60% to 8.25% at December 31, 2006. During the fiscal years ended December 31, 2007 and 2006, the weighted average interest rate on borrowings was 6.60% and 6.69%, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities (continued):

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS and ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2007, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

10. Receivables funding program:

As of December 31, 2007, the Company had a $60 million receivables funding program (the “Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires August 2011.

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

As of December 31, 2007 and 2006, the Company had $15.5 million and $25.5 million outstanding under the Program, respectively. During the years ended December 31, 2007 and 2006, the Company paid program fees, as defined in the receivables funding agreement, totaling $76 thousand and $127 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations. The program terminated with respect to new borrowings in January 2006.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program (Continued):

As of December 31, 2007, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $15.5 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 5.57% to 6.19% under the Program. As of December 31, 2006, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $25.5 million based on the difference between nominal rates ranging from 3.75% to 4.80% and the variable rates that ranged from 2.88% to 4.64% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

At December 31, 2007 and 2006, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,837	$4,837	$10	3.75%
March 22, 2005	9,892	4,180	4,180	(21)	4.31%
December 15, 2005	13,047	5,016	5,016	(50)	4.80%
January 9, 2006	2,500	1,446	1,446	(18)	4.81%

	$45,439	$15,479	$15,479	$(79)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2006	Notional Balance December 31, 2006	Swap Value December 31, 2006	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$8,529	$8,529	$151	3.75%
March 22, 2005	9,892	6,278	6,278	80	4.31%
December 15, 2005	13,047	8,682	8,682	34	4.80%
January 9, 2006	2,500	2,001	2,001	8	4.81%

	$45,439	$25,490	$25,490	$273

At December 31, 2007, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2008	$7,470
2009	5,604
2010	1,990
2011	415

$15,479

At December 31, 2007, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $15.7 million at their discounted present value.

During the years ended December 31, 2007 and 2006, the weighted average interest rate on the Program was 5.70% and 5.32%, respectively.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

11. Commitments:

At December 31, 2007, the Company had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

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

13. Members’ capital:

As of December 31, 2007, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2007	2006
Distributions declared	$10,849	$10,850
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.90	$0.90

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value of financial instruments (continued):

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

Cash and cash equivalents, and other accounts:

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals recorded at December 31, 2007 and 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment securities

The Company’s investment securities are not registered for public sale and are stated at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

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

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s non-recourse debt at December 31, 2007 and 2006 were $7.4 million and $9.4 million, respectively.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2007 and 2006. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value of financial instruments (continued):

The following table sets forth the estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,326	$4,326	$3,194	$3,194
Accounts receivable, net	1,409	1,409	982	982
Notes receivable	4,133	4,133	4,902	4,902
Investment in securities, at cost	70	70	70	70

Financial liabilities:
Accounts payable and accrued liabilities	2,687	2,687	2,372	2,372
Non-recourse debt	7,198	7,386	9,415	9,415
Borrowings	16,979	16,979	29,490	29,490
Interest rate swap contracts	79	79	(273)	(273)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the Managing Member, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Senior Vice President and General Counsel. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2007 and 2006 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.

See Note 7 to the financial statements included in Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2007 and 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and audit related fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$143	$154
Other	1	—

	$144	$154

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006

Statements of Changes in Members’ Capital for the years ended December 31, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective January 16, 2001, (File Number 333-47196) is hereby incorporated herein by reference.

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(32.1)	Certification pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2008

ATEL Capital Equipment Fund IX, LLC (Registrant)

By:	ATEL Financial Services, LLC

Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 27, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 27, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.