Form 10-Q
period 2008-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2008-05-15
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☒

The number of Limited Liability Company Units outstanding as of April 30, 2008 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,128	$4,326
Accounts receivable, net of allowance for doubtful accounts of $126 at March 31, 2008 and $144 at December 31, 2007	1,172	1,409
Notes receivable, net of unearned interest income of $892 at March 31, 2008 and $991 at December 31, 2007	4,005	4,133
Prepaid expenses and other assets	24	48
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $52,029 at March 31, 2008 and $49,383 at December 31, 2007	53,087	57,593

Total assets	$62,486	$67,579

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$250	$455
Accrued distributions to Other Members	1,209	1,208
Due to Affiliate	25	—
Other	1,256	1,024
Deposits due lessees	90	92
Non-recourse debt	6,603	7,198
Interest rate swap contracts	297	79
Acquisition facility obligation	—	1,500
Receivables funding program obligation	13,898	15,479
Unearned operating lease income	1,753	879

Total liabilities	25,381	27,914

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	37,105	39,665

Total Members’ capital	37,105	39,665

Total liabilities and Members’ capital	$62,486	$67,579

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Leasing activities:
Operating leases	$4,469	$5,780
Direct financing leases	441	339
Interest on notes receivable	99	121
Gain on sales of assets	48	139
Other revenue	39	48

Total revenues	5,096	6,427
Expenses:
Depreciation of operating lease assets	3,539	4,372
Asset management fees to Managing Member	258	334
Acquisition expense	—	7
Cost reimbursements to Managing Member	175	321
(Reversal of provision) provision for losses and doubtful accounts	(18)	28
Amortization of initial direct costs	81	118
Amortization of loan fee	—	2
Interest expense	317	526
Professional fees	111	380
Outside services	16	195
Insurance	19	33
Other	50	229

Total operating expenses	4,548	6,545
Other expense, net	(175)	(64)

Net income (loss)	$373	$(182)

Net income (loss):
Managing Member	$220	$220
Other Members	153	(402)

	$373	$(182)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.03)
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2008

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2006	12,055,016	$48,273	$—	$48,273
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	2,241	880	3,121

Balance December 31, 2007	12,055,016	39,665	—	39,665
Distributions to Other Members ($0.23 per Unit)	—	(2,713)	—	(2,713)
Distributions to Managing Member	—	—	(220)	(220)
Net income	—	153	220	373

Balance March 31, 2008	12,055,016	$37,105	$—	$37,105

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$373	$(182)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(48)	(139)
Depreciation of operating lease assets	3,539	4,372
Amortization of initial direct costs	81	118
Amortization of unearned income on direct finance leases	(441)	(339)
Amortization of unearned income on notes receivable	(99)	(121)
Provision for losses and doubtful accounts	(18)	28
Loss on interest rate swap contracts	218	81
Changes in operating assets and liabilities:
Due to Affiliates	25	—
Accounts receivable	255	(326)
Prepaid and other assets	24	53
Accounts payable, Managing Member	(205)	(133)
Accounts payable, other	232	(71)
Deposits due lessees	(2)	—
Unearned operating lease income	874	999

Net cash provided by operating activities	4,808	4,340

Investing activities:
Purchases of equipment on operating leases	—	(75)
Purchases of equipment on direct financing leases	—	(106)
Proceeds from sales of lease assets	233	596
Payments of initial direct costs	—	(7)
Payments received on direct finance leases	1,143	1,118
Payments received on notes receivable	226	330

Net cash provided by investing activities	1,602	1,856

Financing activities:
Borrowings under acquisition facility	—	1,000
Repayments under acquisition facility	(1,500)	(1,500)
Repayments under receivables funding program	(1,581)	(2,186)
Repayments of non-recourse debt	(595)	(542)
Distributions to Other Members	(2,712)	(2,712)
Distributions to Managing Member	(220)	(220)

Net cash used in financing activities	(6,608)	(6,160)

Net (decrease) increase in cash and cash equivalents	(198)	36
Cash and cash equivalents at beginning of period	4,326	3,194

Cash and cash equivalents at end of period	$4,128	$3,230

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$327	$519

Cash paid during the period for taxes	$10	$1

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,208

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of March 31, 2008, 12,055,016 units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts and notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that any concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2008 and 2007 and long-lived tangible assets as of March 31, 2008 and December 31, 2007 (in thousands):

	For the three months ended March 31,
	2008	% of Total	2007	% of Total
Revenue
United States	$4,703	92%	$6,040	94%

United Kingdom	338	7%	326	5%
Canada	55	1%	61	1%

Total International	393	8%	387	6%

Total	$5,096	100%	$6,427	100%

	As of March 31,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$49,586	93%	$53,809	93%

United Kingdom	3,501	7%	3,784	7%

Total International	3,501	7%	3,784	7%

Total	$53,087	100%	$57,593	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2008 and 2007, the Company recognized net foreign currency gains of $43 thousand and $17 thousand, respectively. Such activity is reflected on the Statement of Operations as a component of other income (expense), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Investment in securities

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 12 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 12 for further discussion.

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

Other income (expense), net:

Other income (expense), net generally consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Foreign currency gain	$43	$17
Change in fair value of interest rate swap contracts	(218)	(81)

	$(175)	$(64)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3.	Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2008, the original terms of the notes receivable are 60 to 120 months and bear interest at rates ranging from 9% to 11%. The notes are secured by the equipment financed. There were no impaired notes as of March 31, 2008 and December 31, 2007. As of March 31, 2008, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2008	$630
Year ending December 31, 2009	2,211
2010	393
2011	393
2012	393
2013	295
Thereafter	575

4,890
Less: portion representing unearned interest income	(892)

3,998
Unamortized indirect costs	7

Notes receivable, net	$4,005

For the respective three months ended March 31, 2008 and 2007, IDC amortization expense related to notes receivable was $1 thousand and $4 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $80 thousand and $114 thousand, respectively, total IDC amortization expense was $81 thousand and $118 thousand for the three months ended March 31, 2008 and 2007, respectively.

4.	Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$51,431	$(448)	$(3,539)	$47,444
Net investment in direct financing leases	5,579	—	(697)	4,882
Assets held for sale or lease, net	74	258	—	332
Initial direct costs, net of accumulated amortization of $1,081 at March 31, 2008 and $1,075 at December 31, 2007	509	—	(80)	429

Total	$57,593	$(190)	$(4,316)	$53,087

Additions to net investment in operating leases are stated at cost and include amounts. For the respective three months ended March 31, 2008 and 2007, IDC amortization expense related to operating leases and direct finance leases was $80 thousand and $114 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $3.5 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4.	Investment in equipment and leases, net (continued):

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Material handling	$26,715	$—	$(509)	$26,206
Transportation, other	14,672	—	—	14,672
Manufacturing	13,934	—	—	13,934
Transportation, rail	13,359	—	—	13,359
Mining	12,651	—	—	12,651
Marine vessels	10,776	—	—	10,776
Office Automation	4,000	—	(2,252)	1,748
Construction	3,319	—	—	3,319
Office furniture	1,174	—	—	1,174

	100,600	—	(2,761)	97,839
Less accumulated depreciation	(49,169)	(3,539)	2,313	(50,395)

Total	$51,431	$(3,539)	$(448)	$47,444

The average estimated residual value for assets on operating leases at March 31, 2008 and December 31, 2007 was 23% and 26% of the assets’ original cost, respectively.

Direct financing leases:

As of March 31, 2008, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total minimum lease payments receivable	$7,929	$8,946
Estimated residual values of leased equipment (unguaranteed)	774	821

Investment in direct financing leases	8,703	9,767
Less unearned income	(3,821)	(4,188)

Net investment in direct financing leases	$4,882	$5,579

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4.	Investment in equipment and leases, net (continued):

At March 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2008	$10,991	$1,681	$12,672
Year ending December 31, 2009	9,919	1,878	11,797
2010	4,152	1,322	5,474
2011	1,602	1,299	2,901
2012	1,227	1,749	2,976
2013	843	—	843
Thereafter	1,500	—	1,500

	$30,234	$7,929	$38,163

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 -40
Transportation, rail	30 -35
Marine vessels	20 -30
Manufacturing	10 -20
Material handling	7 - 10
Transportation, other	7 - 10
Construction	7 - 10
Office furniture	7 - 10
Office automation	7 - 10

5.	Related party transactions:

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5.	Related party transactions (continued):

During the three months ended March 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Administrative costs reimbursed to Managing Member and/or affiliates	$175	$321
Asset management fees to Managing Member and/or affiliates	258	334
Acquisition and initial direct costs paid to Managing Member	—	8

	$433	$663

6.	Non-recourse debt

At March 31, 2008 and December 31, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16% for both periods. The notes are secured by assignments of lease payments and pledges of assets. The carrying value of the pledged assets was approximately $8.5 million and $9.1 million at March 31, 2008 and December 31, 2007, respectively. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2008	$1,777	$268	$2,045
Year ending December 31, 2009	676	278	954
2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	109	844
Thereafter	1,355	76	1,431

	$6,603	$1,311	$7,914

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7.	Borrowing facilities:

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

As of March 31, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	March 31, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,500)	(7,125)

Total remaining available under the acquisition and warehouse facilities	$69,500	$66,375

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. There were no borrowings under the acquisition facility at March 31, 2008. At December 31, 2007, the Company had borrowings of $1.5 million with an effective interest rate of 6.12%. During the fiscal year ended December 31, 2007, the weighted average interest rate on borrowings was 6.60%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

8.	Receivable funding program:

In August 2002, the Company established a $60 million receivables funding program (the “Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this Program, the lenders would receive liens against the Company’s assets. The program terminated with respect to new borrowings in January 2006. Under the terms of the Program, the lender will be in first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires August 2011.

The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note.

As of March 31, 2008 and December 31, 2007, the Company had $13.9 million and $15.5 million outstanding under the Program, respectively. During the three months ended March 31, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $14 thousand and $22 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations.

As of March 31, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $13.9 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 3.50% to 5.80% under the Program. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $15.5 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8.	Receivable funding program (continued):

At March 31, 2008 and December 31, 2007, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2008	Notional Balance March 31, 2008	Swap Value March 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,111	$4,111	$(57)	3.75%
March 22, 2005	9,892	3,981	3,981	(90)	4.31%
December 15, 2005	13,047	4,506	4,506	(112)	4.80%
January 9, 2006	2,500	1,300	1,300	(38)	4.81%

	$45,439	$13,898	$13,898	$(297)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,837	$4,837	$10	3.75%
March 22, 2005	9,892	4,180	4,180	(21)	4.31%
December 15, 2005	13,047	5,016	5,016	(50)	4.80%
January 9, 2006	2,500	1,446	1,446	(18)	4.81%

	$45,439	$15,479	$15,479	$(79)

At March 31, 2008, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Nine months ending December 31, 2008	$5,889
Year ending December 31, 2009	5,604
2010	1,990
2011	415

$13,898

At March 31, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $14.2 million at their discounted present value.

During the three months ended March 31, 2008 and 2007, the weighted average interest rate on the Program was 5.87% and 6.64%, respectively.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9.	Commitments:

At March 31, 2008, the Company had no commitments to purchase lease assets.

10.	Guarantees:

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

As of March 31, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2008	2007
Distributions declared	$2,713	$2,712
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.23	$0.23

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12.	Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FSP No. 157-2, “Effective Date of FASB Statement No. 157”. Issued in February 2008, FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

SFAS 157 defines the term “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement.

The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

Estimation of Fair Value

Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Company estimates the fair value based on various factors which include original cost, the type and risk characteristics of the asset or liability, expected cash flow and market volatilities. Such estimates of fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12.	Fair value of financial instruments (continued):

The following is a description of the valuation methodologies used for certain assets and liabilities and the general classification of these instruments pursuant to the fair value hierarchy.

Purchased securities

The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At March 31, 2008, the carrying value of purchased securities approximates fair value.

Warrants

Warrants owned by the Company are not registered for public sale. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At March 31, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Interest rate swaps

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Significant market inputs can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2. At March 31, 2008 and December 31, 2007, the value of the Company’s interest rate swap contracts were $297 thousand and $79 thousand, respectively, and were recorded as liabilities on the Company’s balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in January 2003. During early 2003, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2009, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations.

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

Borrowings under the financing arrangement as of March 31, 2008, were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,500)

Total remaining available under the acquisition and warehouse facilities	$69,500

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. There were no borrowings under the acquisition facility at March 31, 2008.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008.

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

In August 2002, the Company established a $60 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this Program, the lenders would receive liens against the Company’s assets. The Program terminated with respect to new borrowings in January 2006. Under the terms of the Program, the lender will be in first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. AFS anticipates that this Program will allow the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions. As more fully described in Note 8 to the financial statements, Receivables funding program, as set forth in Item 1, Financial Statements, the Company had $13.9 million outstanding under this Program as of March 31, 2008. The Program expires in August 2011.

During the three months ended March 31, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $14 thousand and $22 thousand, respectively. Such fees are included in interest expense in the Company’s statement of operations.

As of March 31, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $13.9 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 3.50% to 5.80% under the Program. At March 31, 2008, the fair value of the interest rate swaps totaled $297 thousand and was recorded as a liability on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. At March 31, 2008, the Company had $6.6 million of outstanding non-recourse debt consisting of notes payable to financial institutions.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of March 31, 2008, cash balances consisted of working capital and amounts reserved for distributions to be paid in April 2008, generated from operations in 2008.

At March 31, 2008, the Company had no commitments to purchase lease assets.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001. Additional distributions have been consistently made through March 2008.

Cash Flows

The three months ended March 31, 2008 versus the three months ended March 31, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities during the first quarter of 2008 increased by $468 thousand, or 11%, as compared to the first quarter of 2007. The net increase in cash flow was primarily due to (1) increased payments received on accounts receivable, and (2) increased level of accounts payable and accrued liabilities offset, in part, by (1) the period over period change in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) a decline in unearned lease revenue.

The period over period increase in payments received on accounts receivable improved cash flow by $581 thousand and was primarily due to first quarter 2008 collection of $534 thousand related to 2007 billings. In prior years, such invoices had been settled during the same fiscal quarter of their origination. Similarly, the net increase in accounts payable improved cash flow by $231 thousand and was primarily due to excess payments made by a major lessee approximating $317 thousand.

The aforementioned increases in net cash flows were partially offset by decreases of $213 thousand and $125 thousand resulting from a decline in results from operations as adjusted for non-cash items, and the decrease in prepaid rents received. The period over period decline in result of operations as adjusted for non-cash items, was due primarily to a decline in operating lease revenue.

Investing Activities

Cash provided by investing activities during the first quarter of 2008 decreased by $254 thousand, or 14%, as compared to the first quarter of 2007. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by a decline in cash used to purchase lease assets.

Net proceeds from sales of lease assets decreased by $363 thousand as a result of a weak market demand for the types of assets sold during the first quarter of 2008 as compared to the first quarter of 2007; while payments received on notes receivable decreased by $104 thousand mainly due to run-off of the Company’s investment in notes receivable since March 31, 2007.

Partially offsetting the above mentioned decreases in cash flow was an increase of $181 thousand resulting from a reduction in purchased lease assets. The drop in lease asset purchases was due to the continued decline in acquisition phase activity.

Financing Activities

Net cash used in financing activities during the first quarter of 2008 increased by $448 thousand, or 7%, as compared to the first quarter of 2007. The net increase in cash used (decrease in cash flows) was due to a period over period increase in net repayments made on borrowings. The Company has reduced its net outstanding debt by $15.2 million since March 31, 2007.

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

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Company had net income of $373 thousand for the three months ended March 31, 2008 compared to a net loss of $182 thousand for the three months ended March 31, 2007. Results for the first quarter of 2008 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenue for the first quarter of 2008 decreased by $1.3 million, or 21%, as compared to the first quarter of 2007. The net increase was largely due to a $1.3 million decline in operating lease revenue, resulting from run-off of the lease portfolio and subsequent sales of lease assets.

Expenses

Total expenses for the first quarter of 2008 decreased by $2.0 million, or 31%, as compared to the first quarter of 2007. The net decline in expenses was primarily due to decreases in (1) depreciation expense, (2) professional fees and outside services expense, (3) interest expense, (4) other expense and (5) costs reimbursements to AFS.

Depreciation expense decreased by $833 thousand and was primarily a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since March 31, 2007. Professional fees and outside services expense decreased by $269 thousand and $179 thousand, respectively, as a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007.

Likewise, interest expense was reduced by $209 thousand as compared to the first quarter of 2007 due to the period over period net decline in the Company’s debt. Other expense declined by $179 thousand largely a result of a decrease in vessel maintenance expense, which decreased by $167 thousand due to inactivity of a vessel since November 2007.

Lastly, costs reimbursed to AFS decreased by $146 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

Other

During the first quarter of 2008, other expense, net increased by $111 thousand, as compared to the first quarter of 2007, and was mainly attributable to increasing unfavorable fair value adjustments on the Company’s interest rate swap contracts resulting from the declining interest rate environment.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 14, 2008

ATEL CAPITAL EQUIPMENT FUND IX, LLC

(Registrant)

By:	ATEL Financial Services, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)