Form 10-Q
period 2008-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2008-08-14
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

The number of Limited Liability Company Units outstanding as of July 31, 2008 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,927	$4,326
Accounts receivable, net of allowance for doubtful accounts of $133 at June 30, 2008 and $144 at December 31, 2007	1,885	1,409
Notes receivable, net of unearned interest income of $796 at June 30, 2008 and $991 at December 31, 2007	3,890	4,133
Prepaid expenses and other assets	24	48
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $52,461 at June 30, 2008 and $49,383 at December 31, 2007	49,388	57,593

Total assets	$57,184	$67,579

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$190	$455
Accrued distributions to Other Members	1,209	1,208
Due to affiliate	1	—
Other	660	1,024
Deposits due lessees	129	92
Non-recourse debt	6,020	7,198
Interest rate swap contracts	139	79
Acquisition facility obligation	500	1,500
Receivables funding program obligation	12,074	15,479
Unearned operating lease income	1,367	879

Total liabilities	22,289	27,914

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	34,895	39,665

Total Members’ capital	34,895	39,665

Total liabilities and Members’ capital	$57,184	$67,579

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$4,322	$5,720	$8,791	$11,500
Direct financing leases	528	358	969	697
Interest on notes receivable	97	115	196	236
Gain on sales of assets	20	538	68	677
Other revenue	105	34	144	82

Total revenues	5,072	6,765	10,168	13,192
Expenses:
Depreciation of operating lease assets	3,398	4,381	6,937	8,753
Asset management fees to Managing Member	170	248	428	582
Acquisition expense	—	6	—	13
Cost reimbursements to Managing Member	149	318	324	639
Provision (reversal of provision) for doubtful accounts	7	76	(11)	104
Amortization of initial direct costs	77	117	158	235
Amortization of loan fee	—	1	—	3
Interest expense	284	497	601	1,023
Professional fees	78	153	189	533
Outside services	23	125	39	320
Insurance	10	33	29	66
Marine vessel maintenance and other operating costs	156	119	178	309
Other	151	35	179	74

Total operating expenses	4,503	6,109	9,051	12,654
Other income (expense), net	153	52	(22)	(12)

Net income	$722	$708	$1,095	$526

Net income:
Managing Member	$220	$220	$440	$440
Other Members	502	488	655	86

	$722	$708	$1,095	$526

Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.04	$0.05	$0.01
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	12,055,016	$48,273	$—	$48,273
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	2,241	880	3,121

Balance December 31, 2007	12,055,016	39,665	—	39,665
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	655	440	1,095

Balance June 30, 2008	12,055,016	$34,895	$—	$34,895

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income	$722	$708	$1,095	$526
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(20)	(538)	(68)	(677)
Depreciation of operating lease assets	3,398	4,381	6,937	8,753
Amortization of initial direct costs	77	117	158	235
Amortization of unearned income on direct finance leases	(528)	(358)	(969)	(697)
Amortization of unearned income on notes receivable	(97)	(115)	(196)	(236)
Provision (reversal of provision) for doubtful accounts	7	76	(11)	104
Change in fair value of interest rate swap contracts	(158)	(49)	60	32
Changes in operating assets and liabilities:
Due from affiliate	(24)	—	1	—
Accounts receivable	(720)	(775)	(465)	(1,101)
Prepaid and other assets	—	30	24	83
Accounts payable, Managing Member	(60)	(225)	(265)	(358)
Accounts payable, other	(595)	28	(363)	(43)
Deposits due lessees	39	—	37	—
Unearned operating lease income	(386)	(546)	488	453

Net cash provided by operating activities	1,655	2,734	6,463	7,074

Investing activities:
Purchases of equipment on operating leases	—	(7)	—	(82)
Purchases of equipment on direct financing leases	—	106	—	—
Proceeds from sales of lease assets	133	945	366	1,541
Payments of initial direct costs	—	(1)	—	(8)
Payments received on direct finance leases	640	479	1,783	1,597
Payments received on notes receivable	211	319	437	649

Net cash provided by investing activities	984	1,841	2,586	3,697

Financing activities:
Borrowings under acquisition facility	1,000	1,500	1,000	2,500
Repayments under acquisition facility	(500)	—	(2,000)	(1,500)
Repayments under receivables funding program	(1,824)	(2,526)	(3,405)	(4,712)
Repayments of non-recourse debt	(583)	(550)	(1,178)	(1,092)
Distributions to Other Members	(2,713)	(2,713)	(5,425)	(5,425)
Distributions to Managing Member	(220)	(220)	(440)	(440)

Net cash used in financing activities	(4,840)	(4,509)	(11,448)	(10,669)

Net (decrease) increase in cash and cash equivalents	(2,201)	66	(2,399)	102
Cash and cash equivalents at beginning of period	4,128	3,230	4,326	3,194

Cash and cash equivalents at end of period	$1,927	$3,296	$1,927	$3,296

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$294	$521	$621	$1,040

Cash paid during the period for taxes	$125	$10	$135	$11

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,208	$1,209	$1,208

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of June 30, 2008, 12,055,016 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2008 and 2007 and long-lived tangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

	For the six months ended June 30,
	2008	% of Total	2007	% of Total
Revenue
United States	$9,383	92%	$12,406	94%

United Kingdom	676	7%	664	5%
Canada	109	1%	122	1%

Total International	785	8%	786	6%

Total	$10,168	100%	$13,192	100%

	As of June 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$46,171	93%	$53,809	93%

United Kingdom	3,217	7%	3,784	7%

Total International	3,217	7%	3,784	7%

Total	$49,388	100%	$57,593	100%

Investment in securities

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. Purchased securities in publicly traded borrowers are carried at fair value. See note 12 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 12 for further discussion.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income (expense), net in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized a net foreign currency loss of $5 thousand for the three months ended June 30, 2008 and net foreign currency gain of $3 thousand for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, the Company recognized net foreign currency gains of $38 thousand and $20 thousand, respectively. Such net foreign currency gains (losses) are reflected as other income (expense), net.

Other income (expense), net:

Other income (expense), net generally consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions.

The table below details the Company’s other income (expense), net for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign currency gain (loss)	$(5)	$3	$38	$20
Change in fair value of interest rate swap contracts	158	49	(60)	(32)

	$153	$52	$(22)	$(12)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2008, the original terms of the notes receivable are 60 to 120 months and bear interest at rates ranging from 8.5% to 11.4%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. There were no impaired notes as of June 30, 2008 and December 31, 2007. As of June 30, 2008, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2008	$420
Year ending December 31, 2009	2,211
2010	393
2011	393
2012	393
2013	295
Thereafter	575

4,680
Less: portion representing unearned interest income	(796)

3,884
Unamortized indirect costs	6

Notes receivable, net	$3,890

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$1	$3	$2	$7
IDC amortization - lease assets	76	114	156	228

Total	$77	$117	$158	$235

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$51,431	$(998)	$(6,936)	$43,497
Net investment in direct financing leases	5,579	474	(814)	5,239
Assets held for sale or lease, net	74	226	(1)	299
Initial direct costs, net of accumulated amortization of $1,072 at June 30, 2008 and $1,075 at December 31, 2007	509	—	(156)	353

Total	$57,593	$(298)	$(7,907)	$49,388

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $3.4 million and $4.4 million for the respective three months ended June 30, 2008 and 2007; and $6.9 million and $8.8 million for the respective six months ended June 30, 2008 and 2007.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications & Additions/ Dispositions	Balance June 30, 2008
Material handling	$26,715	$—	$(1,461)	$25,254
Transportation, other	14,672	—	—	14,672
Manufacturing	13,934	—	(70)	13,864
Transportation, rail	13,359	—	(47)	13,312
Mining	12,651	—	—	12,651
Marine vessels	10,776	—	—	10,776
Office automation	4,000	—	(2,252)	1,748
Construction	3,319	—	(1,875)	1,444
Office furniture	1,174	—	(333)	841

	100,600	—	(6,038)	94,562
Less accumulated depreciation	(49,169)	(6,936)	5,040	(51,065)

Total	$51,431	$(6,936)	$(998)	$43,497

The average estimated residual value for assets on operating leases at June 30, 2008 and December 31, 2007 was 24% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2008, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$8,122	$8,946
Estimated residual values of leased equipment (unguaranteed)	791	821

Investment in direct financing leases	8,913	9,767
Less unearned income	(3,674)	(4,188)

Net investment in direct financing leases	$5,239	$5,579

At June 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2008	$7,979	$1,456	$9,435
Year ending December 31, 2009	9,916	2,195	12,111
2010	4,148	1,401	5,549
2011	1,602	1,322	2,924
2012	1,227	1,748	2,975
2013	843	—	843
Thereafter	1,500	—	1,500

	$27,215	$8,122	$35,337

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Material handling	7 - 10
Office furniture	7 - 10
Transportation, other	7 - 10
Office automation	5 - 7

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

During the three and six months ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Administrative costs reimbursed to Managing Member and/or affiliates	$149	$318	$324	$639
Asset management fees to Managing Member and/or affiliates	170	248	428	582
Acquisition and initial direct costs paid to Managing Member	—	6	—	13

	$319	$572	$752	$1,234

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt

At June 30, 2008 and December 31, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16% for both periods. The notes are secured by assignments of lease payments and pledges of assets. The carrying value of the pledged assets was approximately $7.9 million and $9.1 million at June 30, 2008 and December 31, 2007, respectively. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2008	$1,196	$170	$1,366
Year ending December 31, 2009	676	278	954
2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	108	843
Thereafter	1,353	75	1,428

	$6,020	$1,211	$7,231

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

As of June 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	June 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(500)	(1,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(3,010)	(7,125)

Total remaining available under the acquisition and warehouse facilities	$71,490	$66,375

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 5% at June 30, 2008 and 6.12% at December 31, 2007. During the three months ended June 30, 2008 and 2007, the weighted average interest rate on borrowings was 6.00% and 6.56%, respectively. The weighted average interest rate on borrowings was 5.06% and 6.59% during the six months ended June 30, 2008 and 2007. During the fiscal year ended December 31, 2007, the weighted average interest rate on borrowings was 6.60%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

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

As of June 30, 2008 and December 31, 2007, the Company had $12.1 million and $15.5 million outstanding under the Program, respectively. During the three months ended June 30, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $12 thousand and $21 thousand, respectively. During the six months ended June 30, 2008 and 2007, such fees totaled $26 and $43 thousand, respectively. The program fees are included in interest expense in the Company’s statement of operations.

As of June 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $12.1 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 3.02% to 5.80% under the Program. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $15.5 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss).

At June 30, 2008 and December 31, 2007, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2008	Notional Balance June 30, 2008	Swap Value June 30, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$3,481	$3,481	$(20)	3.75%
March 22, 2005	9,892	3,818	3,818	(40)	4.31%
December 15, 2005	13,047	3,623	3,623	(59)	4.80%
January 9, 2006	2,500	1,152	1,152	(20)	4.81%

	$45,439	$12,074	$12,074	$(139)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,837	$4,837	$10	3.75%
March 22, 2005	9,892	4,180	4,180	(21)	4.31%
December 15, 2005	13,047	5,016	5,016	(50)	4.80%
January 9, 2006	2,500	1,446	1,446	(18)	4.81%

	$45,439	$15,479	$15,479	$(79)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

At June 30, 2008, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Six months ending December 31, 2008	$4,065
Year ending December 31, 2009	5,604
2010	1,990
2011	415

$12,074

At June 30, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $12.5 million at their discounted present value.

The weighted average interest rate on the Program was 3.71% and 6.03% during the respective three months ended June 30, 2008 and 2007, and 4.31% and 6.00% during the respective six months ended June 30, 2008 and 2007.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

9. Commitments:

As of June 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $4.3 million which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to June 30, 2008.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

11. Member’s capital:

As of June 30, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions declared	$2,712	$2,713	$5,425	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.45

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Interest rate swaps

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Significant market inputs can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2. At June 30, 2008 and December 31, 2007, the value of the Company’s interest rate swap contracts were $139 thousand and $79 thousand, respectively, and were recorded as liabilities on the Company’s balance sheet.

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

The primary source of liquidity for the Company is its cash flow from leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in remarketing or selling the equipment as it comes off rental.

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

Borrowings under the financing arrangement as of June 30, 2008, were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(3,010)

Total remaining available under the acquisition and warehouse facilities	$71,490

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 5.0% at June 30, 2008.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

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

In August 2002, the Company established a $60 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this Program, the lenders would receive liens against the Company’s assets. The Program terminated with respect to new borrowings in January 2006. Under the terms of the Program, the lender will be in first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. As more fully described in Note 8 to the financial statements, Receivables funding program, as set forth in Item 1, Financial Statements, the Company had $12.1 million outstanding under this Program as of June 30, 2008. The Program expires in August 2011.

As of June 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $12.1 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 3.02% to 5.80% under the Program. At June 30, 2008, the fair value of the interest rate swaps totaled $139 thousand and was recorded as a liability on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. At June 30, 2008, the Company had $6.0 million of outstanding non-recourse debt consisting of notes payable to financial institutions.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of June 30, 2008, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2008.

As of June 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $4.3 million which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to June 30, 2008.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001. Additional distributions have been consistently made through June 2008.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $1.1 million for the second quarter of 2008 as compared to the second quarter of 2007. The net decrease in cash flow was primarily attributable to a decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and increased payments made against accounts payable and accrued liabilities offset, in part, by an increase in unearned operating lease income.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $821 thousand and was mainly due to a 24% decline in operating lease revenue offset, in part, by decreased interest expense on the Company’s outstanding debt. The increase in payments made against accounts payable and accrued liabilities (decrease in cash flow) further reduced cash flow by $458 thousand and was primarily due to a refund of a lessee overpayment and higher sales tax payments.

Partially offsetting the aforementioned decreases in cash flow was an increase of $160 thousand resulting from increased unearned rents received from two major lessees during the second quarter of 2008.

Investing Activities

Cash provided by investing activities during the second quarter of 2008 decreased by $857 thousand, or 47%, as compared to the second quarter of 2007. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by a net increase in payments received on direct financing leases.

Net proceeds from sales of lease assets decreased by $812 thousand as a result of a weak market demand for certain used equipment available for sale; and payments received on notes receivable decreased by $108 thousand mainly due to run-off of the Company’s investment in notes receivable since June 30, 2007.

Partially offsetting the above mentioned decreases in cash flow was an increase of $55 thousand related to a rise in payments received on direct financing leases. The increase was primarily due to certain operating leases that terminated and were renewed as direct finance leases during the second quarter of 2008.

Financing Activities

Net cash used in financing activities during the second quarter of 2008 increased by $331 thousand, or 7%, as compared to the second quarter of 2007. The net increase in cash used (decrease in cash flows) was due to a period over period increase in net repayments made on borrowings. The Company has reduced its net outstanding debt by $15.5 million since June 30, 2007.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Cash provided by operating activities decreased by $611 thousand for the first six months of 2008 as compared to the first six months of 2007. The net decrease in cash flow was primarily attributable to a decline operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and an increase in payments made against accounts payable and accrued liabilities offset, in part, by an increase in collections of accounts receivable.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $1.0 million and was mainly due to a 24% decline in operating lease revenue offset, in part, by decreases in interest expense, professional fees and outside services expense, and costs reimbursed to AFS.

The net increase in payments made against accounts payable and accrued liabilities (decrease in cash flow) further reduced cash flow by $227 thousand and was primarily due to a refund of a lessee overpayment and higher sales tax payments during the second quarter of 2008. The increased payments made were offset, in part, by the year-to-date increase in liabilities resulting from the incremental change in unidentified cash receipts and duplicate customer payments.

Partially offsetting the aforementioned decreases in cash flow was an increase of $636 thousand resulting from increased collections of accounts receivable. The period over period increase in collections of accounts receivable was primarily due to first quarter 2008 collection of approximately $534 thousand related to 2007 billings. In prior years, such invoices had been settled during the same fiscal quarter of their origination.

Investing Activities

Cash provided by investing activities during the first six months of 2008 decreased by $1.1 million, or 30%, as compared to the first six months of 2007. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by an increase in payments received on direct financing leases and a reduction in cash used to purchase lease assets.

Net proceeds from sales of lease assets decreased by $1.2 million as a result of a weak market demand for certain used equipment available for sale during the first six months of 2008; and payments received on notes receivable decreased by $212 thousand mainly due to run-off of the Company’s investment in notes receivable since June 30, 2007.

Partially offsetting the above mentioned decreases in cash flow were increases of $186 thousand and $82 thousand related to a rise in payments received on direct financing leases and a reduction in purchases of lease assets, respectively. The increase in payments received on direct financing leases was primarily due to certain operating leases that terminated and were renewed as direct finance leases during the first six months of 2008; and the decrease in lease asset purchases was a result of the continued decline in acquisition phase activity.

Financing Activities

Net cash used in financing activities during the first six months 2008 increased by $779 thousand, or 7%, as compared to the first six months of 2007. The net increase in cash used (decrease in cash flows) was due to a period over period increase in net repayments made on borrowings. The Company has reduced its net outstanding debt by $15.5 million since June 30, 2007.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Company had net income of $722 thousand and $708 thousand for the three months ended June 30, 2008 and 2007, respectively. Results for the second quarter of 2008 reflect a decrease in total revenues offset, in part, by a decline in total operating expenses.

Revenues

Total revenue for the second quarter of 2008 decreased by $1.7 million, or 25%, as compared to the second quarter of 2007. The net decrease was largely due to a $1.4 million decline in operating lease revenue and a $518 thousand decrease in gains on sales of lease assets offset, in part, by a $170 thousand increase in revenues from direct financing leases.

The decrease in operating lease revenue was attributable to run-off of the lease portfolio and subsequent sales of lease assets. The decline in gains on sale of assets was primarily attributable to weak market demand for certain used equipment available for sale.

The increase in direct financing lease revenue was primarily due to certain operating leases that terminated and were renewed as direct finance leases during the second quarter of 2008.

Expenses

Total expenses for the second quarter of 2008 decreased by $1.6 million, or 26%, as compared to the second quarter of 2007. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, professional fees and outside services expense, costs reimbursements to AFS, asset management fees to AFS and the provision for doubtful accounts offset, in part, by an increase in other expense.

Depreciation expense decreased by $983 thousand and was primarily a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since June 30, 2007. Interest expense declined by $213 thousand as a result of a $15.5 million reduction in the Company’s outstanding debt. Professional fees and outside services expense decreased by a combined $177 thousand as a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007.

In addition, costs reimbursed to AFS decreased by $169 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Asset management fees decreased by $78 thousand primarily due to the period over period decline in assets managed by the Managing Member; and the provision for doubtful accounts decreased by $69 thousand as a result of an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices.

Partially offsetting the aforementioned decreases in expense was a $116 thousand increase in other expense. The increase in other expense was primarily due to a rise in current year estimated tax liability.

Other

During the second quarter of 2008, other income, net increased by $101 thousand, as compared to the second quarter of 2007, and was mainly attributable to favorable fair value adjustments on the Company’s interest rate swap contracts resulting from an increase in interest rates during the second quarter of 2008 as compared to the second quarter of 2007.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Company had net income of $1.1 million and $526 thousand for the first six months of 2008 and 2007, respectively. Results for the first six months of 2008 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenue for the first six months of 2008 decreased by $3.0 million, or 23%, as compared to the first six months of 2007. The net decrease was largely due to a $2.7 million decline in operating lease revenue and a $609 thousand decrease in gains on sales of lease assets offset, in part, by a $272 thousand increase in revenues from direct financing leases.

The decrease in operating lease revenue was attributable to run-off of the lease portfolio and subsequent sales of lease assets. The decline in gains on sale of assets was primarily attributable to weak market demand for certain used equipment available for sale during the first six months of 2008.

The increase in direct financing lease revenue was primarily due to certain operating leases that terminated and were renewed as direct finance leases during the first six months of 2008.

Expenses

Total expenses for the first six months of 2008 decreased by $3.6 million, or 28%, as compared to the first six months of 2007. The net decline in expenses was primarily due to decreases in depreciation expense, professional fees and outside services expense, interest expense, costs reimbursements to AFS, asset management fees paid to AFS, marine vessel and operating costs, and the provision for doubtful accounts. These decreases were partially offset by an increase in other expense.

Depreciation expense decreased by $1.8 million and was primarily a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since June 30, 2007. Professional fees and outside services expense declined by a combined $625 thousand as a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007. Interest expense decreased by $422 thousand due to the continued declined in the Company’s outstanding debt.

Further, costs reimbursed to AFS decreased by $315 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. Asset management fees decreased by $154 thousand as a result of the period over period decline in assets managed by the Managing Member. Marine vessel maintenance and operating costs declined by $131 thousand due to inactivity of certain vessels between November 2007 and April 2008; and the provision for doubtful accounts decreased by $115 thousand as a result of an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices.

Partially offsetting the above mentioned decreases in expenses was an increase of $105 thousand due primarily to the increase in current year estimated tax liability.

Other

During the first six months of 2008, other expense, net increased by $10 thousand, as compared to the first six months of 2007, and was mainly attributable to increasing unfavorable fair value adjustments on the Company’s interest rate swap contracts resulting from a decline in interest rates during the first six months of 2008 as compared to the same period in 2007.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2008

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