Form 10-Q
period 2008-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2008-11-13
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

The number of Limited Liability Company Units outstanding as of October 31, 2008 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,917	$4,326
Due from affiliate	8	—
Accounts receivable, net of allowance for doubtful accounts of $107 at September 30, 2008 and $144 at December 31, 2007	697	1,409
Notes receivable, net of unearned interest income of $702 at September 30, 2008 and $991 at December 31, 2007	3,773	4,133
Prepaid expenses and other assets	58	48
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $54,379 at September 30, 2008 and $49,383 at December 31, 2007	45,389	57,593

Total assets	$52,912	$67,579

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$152	$455
Accrued distributions to Other Members	1,209	1,208
Other	861	1,024
Deposits due lessees	129	92
Non-recourse debt	5,427	7,198
Interest rate swap contracts	95	79
Acquisition facility obligation	1,000	1,500
Receivables funding program obligation	9,689	15,479
Unearned operating lease income	1,545	879

Total liabilities	20,107	27,914

Members’ capital:
Managing Member	—	—
Other Members	32,805	39,665

Total Members’ capital	32,805	39,665

Total liabilities and Members’ capital	$52,912	$67,579

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$4,501	$5,282	$13,292	$16,782
Direct financing leases	397	360	1,366	1,057
Interest on notes receivable	93	108	289	344
Gain on sales of assets	13	907	81	1,584
Other revenue	9	46	153	128

Total revenues	5,013	6,703	15,181	19,895

Expenses:
Depreciation of operating lease assets	3,051	4,181	9,988	12,934
Asset management fees to Managing Member	306	365	734	913
Acquisition expense	—	5	—	18
Cost reimbursements to Managing Member	150	304	474	943
(Reversal of provision) provision for doubtful accounts	(26)	33	(37)	130
Amortization of initial direct costs	70	105	228	340
Interest expense	248	465	849	1,488
Professional fees	14	47	203	580
Outside services	34	100	73	420
Insurance	41	31	70	97
Marine vessel maintenance and other operating costs	268	71	446	423
Other	56	94	235	168

Total operating expenses	4,212	5,801	13,263	18,454
Other income (expense), net	41	(183)	19	(195)

Net income	$842	$719	$1,937	$1,246

Net income:
Managing Member	$220	$220	$660	$660
Other Members	622	499	1,277	586

	$842	$719	$1,937	$1,246

Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.04	$0.11	$0.05
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	12,055,016	$48,273	$—	$48,273
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	2,241	880	3,121

Balance December 31, 2007	12,055,016	39,665	—	39,665
Distributions to Other Members ($0.67 per Unit)	—	(8,137)	—	(8,137)
Distributions to Managing Member	—	—	(660)	(660)
Net income	—	1,277	660	1,937

Balance September 30, 2008	12,055,016	$32,805	$—	$32,805

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income	$842	$719	$1,937	$1,246
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(13)	(907)	(81)	(1,584)
Depreciation of operating lease assets	3,051	4,181	9,988	12,934
Amortization of initial direct costs	70	105	228	340
Amortization of unearned income on direct finance leases	(397)	(360)	(1,366)	(1,057)
Amortization of unearned income on notes receivable	(93)	(108)	(289)	(344)
Provision for losses and impairments	—	42	—	42
(Reversal of provision) provision for doubtful accounts	(26)	(9)	(37)	88
Change in fair value of interest rate swap contracts	(44)	183	16	215
Changes in operating assets and liabilities:
Due from affiliate	(9)	—	(8)	—
Accounts receivable	1,214	1,395	749	301
Prepaid and other assets	(34)	(17)	(10)	65
Accounts payable, Managing Member	(38)	(12)	(303)	(370)
Accounts payable, accrued distributions to Other Members	—	—	1	—
Accounts payable, other	201	187	(163)	144
Deposits due lessees	—	(5)	37	(5)
	178	255	666	708

Net cash provided by operating activities	4,902	5,649	11,365	12,723

Investing activities:
Purchases of equipment on operating leases	—	—	—	(82)
Purchases of equipment on direct financing leases	—	(125)	—	(125)
Proceeds from sales of lease assets	205	2,119	571	3,660
Payments of initial direct costs	—	—	—	(8)
Payments received on direct financing leases	1,083	1,066	2,866	2,663
Payments received on notes receivable	210	301	647	950

Net cash provided by investing activities	1,498	3,361	4,084	7,058

Financing activities:
Borrowings under acquisition facility	1,500	1,500	2,500	4,000
Repayments under acquisition facility	(1,000)	(2,000)	(3,000)	(3,500)
Repayments under receivables funding program	(2,385)	(3,019)	(5,790)	(7,731)
Repayments of non-recourse debt	(593)	(558)	(1,771)	(1,650)
Distributions to Other Members	(2,712)	(2,712)	(8,137)	(8,137)
Distributions to Managing Member	(220)	(220)	(660)	(660)

Net cash used in financing activities	(5,410)	(7,009)	(16,858)	(17,678)

Net increase (decrease) in cash and cash equivalents	990	2,001	(1,409)	2,103
Cash and cash equivalents at beginning of period	1,927	3,296	4,326	3,194

Cash and cash equivalents at end of period	$2,917	$5,297	$2,917	$5,297

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$255	$468	$876	$1,508

Cash paid during the period for taxes	$8	$52	$143	$63

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,208	$1,209	$1,208

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of September 30, 2008, 12,055,016 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, accounts receivable and notes receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2008 and 2007 and long-lived tangible assets as of September 30, 2008 and December 31, 2007 (in thousands):

	For the nine months ended September 30,
	2008	% of Total	2007	% of Total
Revenue
United States	$14,005	92%	$19,109	96%

United Kingdom	1,014	7%	664	3%
Canada	162	1%	122	1%

Total International	1,176	8%	786	4%

Total	$15,181	100%	$19,895	100%

	As of September 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$41,422	91%	$53,809	93%

United Kingdom	3,967	9%	3,784	7%

Total International	3,967	9%	3,784	7%

Total	$45,389	100%	$57,593	100%

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carry value and such impairment is deemed by the Managing Member to be other than temporary. Purchased securities in publicly traded borrowers are carried at fair value. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 12 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 12 for further discussion.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income (expense), net in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized a net foreign currency loss of $3 thousand for the three months ended September 30, 2008. There was no foreign currency gain or loss recognized during the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the Company recognized net foreign currency gains of $35 thousand and $20 thousand, respectively.

Other income (expense), net:

Other income (expense), net generally consists of amounts received as settlement from former customers previously written off, gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions.

The table below details the Company’s other income (expense), net for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign currency (loss) gain	$(3)	$—	$35	$20
Change in fair value of interest rate swap contracts	44	(183)	(16)	(215)

	$41	$(183)	$19	$(195)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2008, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.5% to 14.2%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. There were no impaired notes as of September 30, 2008 and December 31, 2007. As of September 30, 2008, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2008	$210
Year ending December 31, 2009	2,211
2010	393
2011	393
2012	393
2013	295
Thereafter	575

4,470
Less: portion representing unearned interest income	(702)

3,768
Unamortized indirect costs	5

Notes receivable, net	$3,773

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$—	$2	$2	$9
IDC amortization - lease assets	70	103	226	331

Total	$70	$105	$228	$340

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$51,431	$(1,365)	$(9,988)	$40,078
Net investment in direct financing leases	5,579	488	(1,498)	4,569
Assets held for sale or lease, net	74	386	(1)	459
Initial direct costs, net of accumulated amortization of $1,082 at September 30, 2008 and $1,075 at December 31, 2007	509	—	(226)	283

Total	$57,593	$(491)	$(11,713)	$45,389

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and nine months ended September 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $3.1 million and $4.2 million for the respective three months ended September 30, 2008 and 2007; and $10.0 million and $12.9 million for the respective nine months ended September 30, 2008 and 2007.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Material handling	$26,715	$—	$(3,061)	$23,654
Transportation, other	14,672	—	738	15,410
Manufacturing	13,934	—	1,213	15,147
Transportation, rail	13,359	—	(47)	13,312
Mining	12,651	—	1,876	14,527
Marine vessels	10,776	—	(3,897)	6,879
Office automation	4,000	—	(3,365)	635
Construction	3,319	—	(1,561)	1,758
Office furniture	1,174	—	(334)	840

	100,600	—	(8,438)	92,162
Less accumulated depreciation	(49,169)	(9,988)	7,073	(52,084)

Total	$51,431	$(9,988)	$(1,365)	$40,078

The average estimated residual value for assets on operating leases at September 30, 2008 and December 31, 2007 was 24% and 26% of the assets’ original cost, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of September 30, 2008, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total minimum lease payments receivable	$7,103	$8,946
Estimated residual values of leased equipment (unguaranteed)	789	821

Investment in direct financing leases	7,892	9,767
Less unearned income	(3,323)	(4,188)

Net investment in direct financing leases	$4,569	$5,579

At September 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$2,742	$412	$3,154
Year ending December 31, 2009	10,001	2,220	12,221
2010	4,163	1,401	5,564
2011	1,602	1,322	2,924
2012	1,227	1,748	2,975
2013	843	—	843
Thereafter	1,500	—	1,500

	$22,078	$7,103	$29,181

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

During the three and nine months ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost reimbursements to Managing Member	$150	$304	$474	$943
Asset management fees to Managing Member	306	365	734	913
Acquisition and initial direct costs paid to Managing Member	—	5	—	18

	$456	$674	$1,208	$1,874

6. Non-recourse debt

At September 30, 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.99% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2008, gross lease rentals totaled approximately $6.6 million over the remaining lease terms; and the carrying value of the pledged assets is $7.3 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2008	$603	$80	$683
Year ending December 31, 2009	676	278	954
2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	108	843
Thereafter	1,353	75	1,428

	$5,427	$1,121	$6,548

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

As of September 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	September 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)	(1,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(5,735)	(7,125)

Total remaining available under the acquisition and warehouse facilities	$68,265	$66,375

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 5% at September 30, 2008 and 6.12% at December 31, 2007. During the three months ended September 30, 2008 and 2007, the weighted average interest rate on borrowings was 4.83% and 6.72%, respectively. The weighted average interest rate on borrowings was 5.66% and 6.63% during the nine months ended September 30, 2008 and 2007. During the fiscal year ended December 31, 2007, the weighted average interest rate on borrowings was 6.60%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008 and December 31, 2007.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

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

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

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

As of September 30, 2008 and December 31, 2007, the Company had $9.7 million and $15.5 million outstanding under the Program, respectively. During the three months ended September 30, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $11 thousand and $18 thousand, respectively. During the nine months ended September 30, 2008 and 2007, such fees totaled $36 thousand and $61 thousand, respectively. The program fees are included in interest expense in the Company’s statement of operations.

As of September 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $9.7 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 2.46% to 4.94% under the Program. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $15.5 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/(loss), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

At September 30, 2008 and December 31, 2007, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2008	Notional Balance September 30, 2008	Swap Value September 30, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,885	$2,885	$(10)	3.75%
March 22, 2005	9,892	2,553	2,553	(29)	4.31%
December 15, 2005	13,047	3,249	3,249	(41)	4.80%
January 9, 2006	2,500	1,002	1,002	(15)	4.81%

	$45,439	$9,689	$9,689	$(95)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,837	$4,837	$10	3.75%
March 22, 2005	9,892	4,180	4,180	(21)	4.31%
December 15, 2005	13,047	5,016	5,016	(50)	4.80%
January 9, 2006	2,500	1,446	1,446	(18)	4.81%

	$45,439	$15,479	$15,479	$(79)

At September 30, 2008, the minimum repayment schedule under the accounts receivable funding program is as follows (in thousands):

Three months ending December 31, 2008	$1,680
Year ending December 31, 2009	5,604
2010	1,990
2011	415

$9,689

At September 30, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $10.0 million at their discounted present value.

The weighted average interest rate on the Program was 3.58% and 6.35% during the respective three months ended September 30, 2008 and 2007; and 4.11% and 6.11% during the respective nine months ended September 30, 2008 and 2007.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

9. Commitments:

As of September 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $4.3 million which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to September 30, 2008.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

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

11. Member’s capital:

As of September 30, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributions declared	$2,712	$2,712	$8,137	$8,137
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.67

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Interest rate swaps

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Significant market inputs can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2. At September 30, 2008 and December 31, 2007, the value of the Company’s interest rate swap contracts were $95 thousand and $79 thousand, respectively, and were recorded as liabilities on the Company’s balance sheet.

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

The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

Borrowings under the financing arrangement as of September 30, 2008, were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	(5,735)

Total remaining available under the acquisition and warehouse facilities	$68,265

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 5% at September 30, 2008.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

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

In August 2002, the Company established a $60 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this Program, the lenders would receive liens against the Company’s assets. The Program terminated with respect to new borrowings in January 2006. Under the terms of the Program, the lender will be in first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. As more fully described in Note 8 to the financial statements, Receivables funding program, as set forth in Item 1, Financial Statements, the Company had $9.7 million outstanding under this Program as of September 30, 2008. The Program expires in August 2011.

As of September 30, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $9.7 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 2.46% to 4.95% under the Program. At September 30, 2008, the fair value of the interest rate swaps totaled $95 thousand and was recorded as a liability on the balance sheet. Net changes in unrealized gain/loss are included in the statement of operations in other income or expense, net.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. At September 30, 2008, the Company had $5.4 million of outstanding non-recourse debt consisting of notes payable to financial institutions.

AFS expects that aggregate borrowings in the future will approximate 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

As of September 30, 2008, cash balances consisted of working capital and amounts reserved for distributions to be paid in July 2008.

As of September 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $4.3 million which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to September 30, 2008.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001. Additional distributions have been consistently made through September 2008.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $747 thousand for the third quarter of 2008 as compared to the third quarter of 2007. The net decrease in cash flow was primarily attributable to a decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, increased levels of accounts receivables and a decline in unearned operating lease income.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $456 thousand and was mainly due to a 15% decline in operating lease revenue offset, in part, by decreases interest expense on the Company’s outstanding debt and costs reimbursed to AFS. The increase in accounts receivable reduced cash flow by $181 thousand and was primarily due to the quarter over quarter increase in revenues derived from the increased utilization of the Company’s marine vessels.

Furthermore, the decline in unearned lease income reduced cash flow by $77 thousand and was mainly due to higher amounts of unearned rents realized during the third quarter of 2008 as compared to the prior year period.

Investing Activities

Cash provided by investing activities during the third quarter of 2008 decreased by $1.9 million, or 55%, as compared to the third quarter of 2007. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by a net increase in payments received on direct financing leases.

Net proceeds from sales of lease assets decreased by $1.9 million as a result of a weak market demand for certain used equipment available for sale during the third quarter of 2008 as compared to the prior year period; and payments received on notes receivable decreased by $91 thousand mainly due to run-off of the Company’s investment in notes receivable since September 30, 2007.

Partially offsetting the above mentioned decreases in cash flow was an increase of $125 thousand attributable to a decline in cash used to acquire direct financing lease assets. The decrease in cash used to acquire assets was a result of the continued decline in acquisition phase activity.

Financing Activities

Net cash used in financing activities during the third quarter of 2008 decreased by $1.6 million, or 23%, as compared to the third quarter of 2007. The net decrease in cash used (increase in cash flows) was due to a period over period reduction in net repayments made on borrowings which have declined by approximately $13.9 million since September 30, 2007.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Cash provided by operating activities decreased by $1.4 million for the first nine months of 2008 as compared to the first nine months of 2007. The net decrease in cash flow was primarily attributable to a decline operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and an increase in payments made against accounts payable and accrued liabilities offset, in part, by an increase in collections of accounts receivable.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $1.5 million and was mainly due to a 21% decline in operating lease revenue offset, in part, by decreases in interest expense, professional fees and outside services expense, and costs reimbursed to AFS.

The net increase in payments made against accounts payable and accrued liabilities (decrease in cash flow) further reduced cash flow by $239 thousand and was primarily due to a refund of a lessee overpayment and higher sales tax payments during the second quarter of 2008. The increased payments made were offset, in part, by the year-to-date increase in liabilities resulting from the incremental change in unidentified cash receipts and duplicate customer payments.

Partially offsetting the aforementioned decreases in cash flow was an increase of $448 thousand resulting from increased collections of accounts receivable. The period over period increase in collections of accounts receivable was primarily due to first quarter 2008 collection of approximately $534 thousand related to 2007 billings. In prior years, such invoices had been settled during the same fiscal quarter of their origination.

Investing Activities

Cash provided by investing activities during the first nine months of 2008 decreased by $3.0 million, or 42%, as compared to the first nine months of 2007. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by an increase in payments received on direct financing leases and a reduction in cash used to purchase lease assets.

Net proceeds from sales of lease assets decreased by $3.1 million as a result of a weak market demand for certain used equipment available for sale during the first nine months of 2008; and payments received on notes receivable decreased by $303 thousand mainly due to run-off of the Company’s investment in notes receivable since September 30, 2007.

Partially offsetting the above mentioned decreases in cash flow were increases of $207 thousand and $203 thousand related to a reduction in purchases of lease assets and a rise in payments received on direct financing leases, respectively. The decrease in lease asset purchases was a result of the continued decline in acquisition phase activity; and the increase in payments received on direct financing leases was primarily due to certain operating leases that terminated and were renewed as direct finance leases during 2008.

Financing Activities

Net cash used in financing activities during the first nine months 2008 decreased by $820 thousand, or 5%, as compared to the first nine months of 2007. The net decrease in cash used (increase in cash flows) was due to a period over period decline in net repayments made on borrowings which have declined by approximately $13.9 million since September 30, 2007.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Company had net income of $842 thousand and $719 thousand for the three months ended September 30, 2008 and 2007, respectively. Results for the third quarter of 2008 reflect a decrease in total revenues offset, in part, by a decline in total operating expenses.

Revenues

Total revenue for the third quarter of 2008 decreased by $1.7 million, or 25%, as compared to the third quarter of 2007. The net decrease was largely due to reductions in operating lease revenues and gains on sales of lease assets totaling $781 thousand and $894 thousand, respectively.

The decrease in operating lease revenue was attributable to run-off of the lease portfolio and subsequent sales of lease assets. The decline in gains on sale of assets was primarily attributable to weak market demand for certain used equipment available for sale during the third quarter of 2008 when compared to prior year period.

Expenses

Total expenses for the third quarter of 2008 decreased by $1.6 million, or 27%, as compared to the third quarter of 2007. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, costs reimbursements to AFS, professional fees and outside services expense, asset management fees to AFS and the provision for doubtful accounts offset, in part, by an increase in marine vessel maintenance and operating costs.

Depreciation expense decreased by $1.1 million primarily as a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since September 30, 2007. Similarly, interest expense declined by $217 thousand mainly due to the continued decline in the Company’s outstanding debt since September 30, 2007. Costs reimbursed to AFS decreased by $154 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

In addition, professional fees and outside services expense decreased by a combined $99 thousand as a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007. Asset management fees decreased by $59 thousand primarily due to the period over period decline in assets managed by the Managing Member; and the provision for doubtful accounts also decreased by $59 thousand as a result of an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices.

Partially offsetting the aforementioned decreases in expense was a $197 thousand increase in marine vessel maintenance and operating costs mainly due to increased utilization of the Company’s marine vessels.

Other

The Company had other income, net totaling $41 thousand during the third quarter of 2008 compared to other expense, net totaling $183 thousand during the second quarter of 2007, a $224 thousand increase. The increase was largely attributable to favorable fair value adjustments on the Company’s interest rate swap contracts resulting from an increase in interest rates during the third quarter of 2008 as compared to the prior year period.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Company had net income of $1.9 million and $1.2 million for the first nine months of 2008 and 2007, respectively. Results for the first nine months of 2008 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenue for the first nine months of 2008 decreased by $4.7 million, or 24%, as compared to the first nine months of 2007. The net decrease was largely due to a $3.5 million decline in operating lease revenue and a $1.5 million decrease in gains on sales of lease assets offset, in part, by a $309 thousand increase in revenues from direct financing leases.

The decrease in operating lease revenue was attributable to run-off of the lease portfolio and subsequent sales of lease assets. The decline in gains on sale of assets was primarily attributable to weak market demand for certain used equipment available for sale during the first nine months of 2008.

The increase in direct financing lease revenue was primarily due to certain operating leases that terminated and were renewed as direct finance leases during 2008.

Expenses

Total expenses for the first nine months of 2008 decreased by $5.2 million, or 28%, as compared to the first nine months of 2007. The net decline in expenses was primarily due to decreases in depreciation expense, professional fees and outside services expense, interest expense, costs reimbursements to AFS, asset management fees paid to AFS, provision for doubtful accounts and amortization of initial direct costs.

Depreciation expense decreased by $2.9 million primarily as a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since September 30, 2007. Professional fees and outside services expense declined by a combined $724 thousand as a result of the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007. Interest expense decreased by $639 thousand due to the continued declined in the Company’s outstanding debt.

Further, costs reimbursed to AFS decreased by $469 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. Asset management fees decreased by $179 thousand primarily as a result of the period over period decline in assets managed by the Managing Member. The provision for doubtful accounts decreased by $167 thousand as a result of an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices; and amortization of initial direct costs declined by $112 thousand primarily due to the reduction in initial direct costs associated with the continued decline in the Company’s acquisition phase activity.

Other

The Company had other income, net totaling $19 thousand during the first nine months of 2008 compared to other expense, net totaling $195 thousand during the first nine months of 2007, a $214 thousand increase. The increase was mainly due to favorable fair value adjustments on the Company’s interest rate swap contracts resulting from higher interest rates during the first nine months 2008 as compared to the prior year period.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 11, 2008

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