Form 10-K
period 2008-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2009-03-30
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of December 31, 2008, 12,055,016 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends on December 31, 2009 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2008, the amount of such securitized borrowings was $8.0 million.

Narrative Description of Business

The Company has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2008, the Company had purchased equipment with a total acquisition price of $159.6 million. The Company also had investments in notes receivable of which $3.7 million remained outstanding at December 31, 2008.

The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2008 and 2007, certain lessees generated significant portions of the Company’s total lease revenues as follows (in thousands):

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Ford Motor Company	Materials handling	11%	11%
Whirlpool Corporation	Materials handling	11%	10%
The Sabine Mining Company	Mining	10%	*

*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2008 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$34,774	21.79%
Mining equipment	34,172	21.42%
Manufacturing	22,196	13.90%
Furniture & fixtures	13,459	8.44%
Transportation	13,386	8.39%
Aircraft	12,729	7.98%
Rail transportation	11,200	7.02%
Marine vessels	10,429	6.54%
Office automation	2,680	1.68%
Test equipment	2,363	1.48%
Communications	1,001	0.63%
Natural gas compressors	697	0.44%
Construction	468	0.29%

	$159,554	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$61,831	38.74%
Mining	29,138	18.26%
Health care	24,755	15.52%
Land transportation	12,112	7.59%
Electric utilities	11,445	7.17%
Marine transportation	8,438	5.29%
Communications	6,646	4.17%
Air transportation	3,315	2.08%
Retail	1,178	0.74%
Oil and gas	696	0.44%

	$159,554	100.00%

From inception to December 31, 2008, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense*
Manufacturing	$12,349	$8,859	$8,068
Mining	9,787	4,754	8,806
Office automation	6,691	1,854	5,459
Materials handling	4,641	500	5,185
Construction	3,166	1,698	2,555
Furniture & fixtures	2,297	669	2,556
Test equipment	1,677	97	2,075
Transportation	157	118	114
Other	1,801	592	1,975

	$42,566	$19,141	$36,793

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2008 and 2007, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2008 and the industries to which the assets have been financed (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$4,462	34.34%
Aviation	2,680	20.63%
Storage facility	2,503	19.27%
Research	1,422	10.95%
Manufacturing	1,083	8.34%
Telecommunications	501	3.85%
Furniture & fixtures	320	2.46%
Office automation	21	0.16%

	$12,992	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Communications	$3,660	28.17%
Manufacturing	3,586	27.60%
Transportation	2,680	20.63%
Business services	1,750	13.47%
Health services	940	7.24%
Electronics	350	2.69%
Industrial machinery	26	0.20%

	$12,992	100.00%

From inception to December 31, 2008, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$5,484	$323	$4,333
Manufacturing	1,083	—	697
Telecommunications	495	288	365
Research	480	15	573
Furniture & fixtures	88	—	98

	$7,630	$626	$6,066

For further information regarding the Company’s notes receivable portfolio as of December 31, 2008, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company operates in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2008, a total of 3,076 investors were Unitholders of record holders in the Company.

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

The rate for monthly distributions from 2008 operations was $0.075 per Unit for the period from January through December 2008. Likewise, the rate for monthly distributions from 2007 operations was $0.075 per Unit for the period from January through December 2007. The rate for each of the quarterly distributions paid in 2008 and 2007 was $0.225 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2008	2007
Net income per Unit, based on weighted average Units outstanding	$0.10	$0.19
Return of investment	0.80	0.71

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.90	$0.90

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

Borrowings under the facility as of December 31, 2008 were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(2,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(6,823)

Total remaining available under the acquisition and warehouse facilities	$66,177

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $313 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2008 ranged from 2.69% to 3.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

At December 31, 2008, the Company had a $60 million receivables funding program (“Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under this Program, the lenders would receive liens against the Company’s assets. The Program terminated with respect to new borrowings in January 2006. Under the terms of the Program, the lender will be in first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. As more fully described in Note 10 to the financial statements, Receivables funding program, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, the Company had $8.0 million outstanding under this receivables funding program as of December 31, 2008. The Program expires in August 2011.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk, as the credit risk is effectively transferred to the lender who retains recourse against collateralized assets. During 2008, the Company utilized such sources of non-recourse debt financing and at December 31, 2008, had $4.8 million of outstanding non-recourse debt consisting of notes payable to financial institutions.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. For detailed information on the Company’s debt obligations, see Notes 8 through 10 in the notes to the financial statements in Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001. Additional monthly and/or quarterly distributions have been consistently made through December 2008.

At December 31, 2008, the Company had commitments to purchase lease assets totaling approximately $4.3 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company. There were no cancellations subsequent to year-end.

Cash Flows

2008 vs. 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $2.3 million for 2008 as compared to the prior year. The net decrease in cash flow was primarily attributable to a decline in operating results as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and an increase in payments made against accounts payable and accrued liabilities, offset, in part, by a reduction in outstanding accounts receivable.

The decrease in operating results, as adjusted for non-cash items, reduced cash flow by $2.6 million and was mainly a result of a 22% decline in operating lease revenue offset, in part, by decreases in interest expense on the Company’s outstanding debt and costs reimbursed to AFS. The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $600 thousand and was primarily due to the 2008 payment of certain 2007 management fees and the 2008 refund of a 2007 lessee overpayment.

The net reduction in outstanding accounts receivable was primarily due to a first quarter 2008 collection of approximately $534 thousand related to 2007 billings. In prior years, such invoices had been settled during the same fiscal quarter as their origination. Accounts receivable further declined due to a year over year reduction in year-end revenue accruals resulting from increased lease terminations.

Investing Activities

Cash provided by investing activities during 2008 decreased by $6.4 million, or 56%, as compared to the prior year. The net decline in cash flow was primarily due to decreases in proceeds from sales of lease assets and payments received on notes receivable offset, in part, by a reduction in cash used to purchase lease assets and an increase in payments received on direct financing leases.

Net proceeds from sales of lease assets decreased by $6.6 million as a result of a weak market demand for certain used equipment available for sale during 2008 as compared to 2007; and payments received on notes receivable decreased by $349 thousand mainly due to run-off of the Company’s investment in notes receivable since December 31, 2007.

Partially offsetting the above mentioned decreases in cash flow were increases of $271 thousand and $217 thousand attributable to a decline in cash used to acquire lease assets and an increase in payments received on direct financing leases. The decrease in cash used to acquire assets was a result of a decline in acquisition phase activity; and the increase in payments received on direct financing leases was a result of payments derived from terminated operating leases that were renewed as direct financing leases during 2008.

Financing Activities

Net cash used in financing activities during 2008 decreased by $5.4 million, or 20%, as compared to 2007. The net decrease in cash used (increase in cash flows) was due to a year over year reduction in net repayments made on a variety of outstanding borrowings. These net borrowings have declined by approximately $9.3 million since December 31, 2007.

Results of Operations

As of December 31, 2008 and 2007, there were concentrations (greater than 10%) of equipment leased to lessees and/or financial borrowers in certain industries (as a percentage of total equipment cost) as follows:

	2008	2007
Manufacturing	33%	40%
Mining	17%	13%
Rail transportation	15%	13%
Marine transportation	12%	11%

During 2008 and 2007, three customers comprised 32% and 29% of the Company’s revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Ford Motor Company	Materials handling	11%	11%
Whirlpool Corporation	Materials handling	11%	10%
The Sabine Mining Company	Mining	10%	8%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2008 vs. 2007

The Company had net income of $2.1 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. Results for 2008 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses.

Revenues

Total revenues for 2008 decreased by $7.5 million, or 27%, as compared to the prior year. The net decrease was largely due to a $5.0 million decline in operating lease revenues and a $2.8 million decrease in gains on sales of lease assets offset, in part, by a $366 thousand increase in revenues from direct financing leases.

The decrease in operating lease revenue was attributable to run-off of the lease portfolio and subsequent sales of lease assets. The year over year decline in net gains on sale of assets was primarily attributable to weak market demand for certain used equipment available for sale during 2008. Consequently, the weak market demand resulted in an $832 thousand year over year increase in the Company’s equipment held-for-sale inventory.

The increase in direct financing lease revenues was primarily due to revenues derived from certain operating leases that terminated and were renewed as direct finance leases during 2008.

Expenses

Total expenses for 2008 decreased by $6.3 million, or 26%, as compared to the prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, outside services expense and professional fees, cost reimbursements to AFS, asset management fees paid to AFS and amortization of initial direct costs. These decreases were partially offset by increases in the provision for losses and other expense.

Depreciation expense decreased by $3.9 million primarily as a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since December 31, 2007. Similarly, interest expense decreased by $818 thousand mainly due to the continued decline in the Company’s outstanding debt. Outside services expense and professional fees declined by a combined $772 thousand primarily as a result of the elimination of costs associated with the audit and restatement of the Company’s prior years’ financial statements, which were completed by the third quarter of 2007.

Further, costs reimbursed to AFS decreased by $486 thousand due to the refinement of cost allocation methodologies employed by the Managing Member which resulted in lower costs allocated to the Fund. The modification of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. Asset management fees paid to AFS decreased by $446 thousand due to the year over year decline in revenue-producing assets; and amortization of initial direct costs declined by $138 thousand primarily due to the reduction in initial direct costs associated with the continued decline in the Company’s acquisition phase activity.

Partially offsetting the aforementioned decreases in expense were increases in the provision for losses and other expense totaling $201 thousand and $102 thousand, respectively. The provision for losses increased as the Company reserved approximately $396 thousand for impaired construction and computer equipment during 2008. The provision was partially offset by reductions in the Company’s allowance for doubtful accounts resulting from various recoveries on previously reserved delinquencies. Other expense increased mostly due to a year over year increase in estimated state and franchise taxes.

Other

Other expense, net during 2008 decreased by $140 thousand, as compared to 2007. The decrease was comprised of a $206 thousand decline in unfavorable fair value adjustments on the Company’s interest rate swap contracts offset, in part, by a $66 thousand increase in losses on foreign currency transactions.

The reduction in unfavorable fair value adjustments on interest rate swap contracts was attributable to the year over year decline in notional principal balance; and the increase in foreign currency losses was largely due to the weakness of the U.S. currency during the earlier part of 2008.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

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

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are written off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2009

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$2,142	$4,326
Accounts receivable, net of allowance for doubtful accounts of $100 at December 31, 2008 and $144 at December 31, 2007	1,030	1,409
Notes receivable, net of unearned interest income of $612 at December 31, 2008 and $991 at December 31, 2007	3,653	4,133
Prepaid expenses and other assets	51	48
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $55,818 at December 31, 2008 and $49,383 at December 31, 2007	41,655	57,593

Total assets	$48,601	$67,579

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$172	$455
Accrued distributions to Other Members	1,209	1,208
Other	1,021	1,024
Deposits due lessees	129	92
Non-recourse debt	4,826	7,198
Interest rate swap contracts	225	79
Acquisition facility obligation	2,000	1,500
Receivables funding program obligation	8,009	15,479
Unearned operating lease income	950	879

Total liabilities	18,541	27,914

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	30,060	39,665

Total Members’ capital	30,060	39,665

Total liabilities and Members’ capital	$48,601	$67,579

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Leasing activities:
Operating leases	$17,478	$22,463
Direct financing leases	1,932	1,566
Interest on notes receivable	380	447
Gain on sales of assets	98	2,873
Other revenue	183	183

Total revenues	20,071	27,532
Expenses:
Depreciation of operating lease assets	12,996	16,890
Asset management fees to Managing Member	902	1,348
Acquisition expense	—	19
Cost reimbursements to Managing Member	626	1,112
Provision for losses and doubtful accounts	352	151
Amortization of initial direct costs	305	443
Amortization of loan fee	—	3
Interest expense	1,089	1,907
Professional fees	315	678
Outside services	101	510
Insurance	99	120
Marine vessel maintenance and other operating costs	631	662
Other	337	235

Total operating expenses	17,753	24,078
Other expense, net	(193)	(333)

Net income	$2,125	$3,121

Net income:
Managing Member	$880	$880
Other Members	1,245	2,241

	$2,125	$3,121

Net income per Limited Liability Company Unit (Other Members)	$0.10	$0.19
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	12,055,016	$48,273	$—	$48,273
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	2,241	880	3,121

Balance December 31, 2007	12,055,016	39,665	—	39,665
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,245	880	2,125

Balance December 31, 2008	12,055,016	$30,060	$—	$30,060

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net income	$2,125	$3,121
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(98)	(2,873)
Depreciation of operating lease assets	12,996	16,890
Amortization of initial direct costs	305	443
Amortization of unearned income on direct financing leases	(1,932)	(1,566)
Amortization of unearned income on notes receivable	(380)	(447)
Provision for losses and impairments	352	151
Loss on interest rate swap contracts	146	352
Changes in operating assets and liabilities:
Accounts receivable	423	(578)
Prepaid and other assets	(3)	85
Accounts payable, Managing Member	(283)	(106)
Accounts payable, other	(2)	421
Deposits due lessees	37	(8)
Unearned operating lease income	71	150

Net cash provided by operating activities	13,757	16,035

Investing activities:
Purchases of equipment on operating leases	—	(82)
Purchases of equipment on direct financing leases	—	(189)
Proceeds from sales of lease assets	690	7,264
Payments of initial direct costs	—	(12)
Payments received on direct financing leases	3,584	3,367
Payments received on notes receivable	857	1,206

Net cash provided by investing activities	5,131	11,554

Financing activities:
Borrowings under acquisition facility	4,000	—
Repayments under acquisition facility	(3,500)	(2,500)
Repayments under receivables funding program	(7,470)	(10,011)
Repayments of non-recourse debt	(2,372)	(2,217)
Distributions to Other Members	(10,850)	(10,849)
Distributions to Managing Member	(880)	(880)

Net cash used in financing activities	(21,072)	(26,457)

Net (decrease) increase in cash and cash equivalents	(2,184)	1,132
Cash and cash equivalents at beginning of year	4,326	3,194

Cash and cash equivalents at end of year	$2,142	$4,326

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,116	$1,936

Cash paid during the year for taxes	$150	$68

Schedule of non-cash transactions:
Distributions payable to Other Members at year end	$1,209	$1,208

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of December 31, 2008, 12,055,016 Units remain issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends on December 31, 2009 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2008 and 2007, and the related statements of income and changes in members’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2008 and 2007.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed upon receipt of invoice.

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

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable were $3.7 million and $4.1 million at December 31, 2008 and 2007, respectively.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2008 and 2007 and long-lived assets as of December 31, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2008	% of Total	2007	% of Total
Revenue
United States	$18,506	92%	$25,954	94%

United Kingdom	1,353	7%	1,341	5%
Canada	212	1%	237	1%

Total International	1,565	8%	1,578	6%

Total	$20,071	100%	$27,532	100%

	As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$39,004	94%	$53,809	93%

United Kingdom	2,651	6%	3,784	7%

Total International	2,651	6%	3,784	7%

Total	$41,655	100%	$57,593	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the year ended December 31, 2008 and 2007, the Company recognized a foreign currency loss of $47 thousand and a foreign currency gain of $19 thousand, respectively, which are included in other expense, net for each of the reporting years.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. See note 14 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2008 and 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2008 and 2007, the related provision for state income taxes was approximately $138 thousand and $8 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 (in thousands):

	2008	2007
Financial statement basis of net assets	$30,060	$39,665
Tax basis of net assets (unaudited)	27,814	35,020

Difference	$2,246	$4,645

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the net income (loss) reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net income per financial statements	$2,125	$3,121
Tax adjustments (unaudited):
Adjustment to depreciation expense	161	(1,195)
Provision for losses and doubtful accounts	(44)	116
Adjustments to revenues / other expenses	2,269	2,337
Adjustments to gain on sales of assets	12	1,320

Net income per federal tax return (unaudited)	$4,523	$5,699

Other expense, net:

Other expense, net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Foreign currency gain (loss)	$(47)	$19
Change in fair value of interest rate swap contracts	(146)	(352)

	$(193)	$(333)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers (continued):

As of December 31, 2008 and 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2008	2007
Manufacturing	33%	40%
Mining	17%	13%
Rail transportation	15%	13%
Marine transportation	12%	11%

During 2008 and 2007, three customers comprised 32% and 29% of the Company’s revenues from leases, respectively, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Ford Motor Company	Materials handling	11%	11%
Whirlpool Corporation	Materials handling	11%	10%
The Sabine Mining Company	Mining	10%	8%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2008, the original terms of the notes receivable are 60 to 120 months and bear interest at rates ranging from 8.5% to 11.4%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. There were no impaired notes as of December 31, 2008 and 2007. As of December 31, 2008, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2009	$2,211
2010	393
2011	393
2012	393
2013	295
Thereafter	575

4,260
Less: portion representing unearned interest income	(612)

3,648
Unamortized indirect costs	5

Notes receivable, net	$3,653

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
IDC amortization - notes receivable	$3	$9
IDC amortization - lease assets	302	434

Total	$305	$443

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Provision for losses:

The Company’s provision for losses and doubtful accounts is as follows (in thousands):

	Reserve for Losses and Impairment	Allowance for Doubtful Accounts	Total
Balance December 31, 2006	$—	$28	$28
Provision	—	116	116

Balance December 31, 2007	$—	$144	$144
Provision	396	—	396
Charge-offs and/or recoveries	—	(44)	(44)

Balance December 31, 2008	$396	$100	$496

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$51,431	$(2,523)	$(12,963)	$35,945
Net investment in direct financing leases	5,579	665	(1,647)	4,597
Assets held for sale or lease, net	74	865	(33)	906
Initial direct costs, net of accumulated amortization of $718 and $1,075 at December 31, 2008 and 2007, respectively	509	—	(302)	207

Total	$57,593	$(993)	$(14,945)	$41,655

For the respective years ended December 31, 2008 and 2007, IDC amortization expense related to operating leases and direct finance leases was $302 thousand and $434 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that certain assets were impaired. The Company measured the impairment based on the difference between the carrying value and fair value of the related asset groups. Fair value was determined based on the sum of the discounted estimated future cash flows of the related asset groups. During 2008, the Company recognized a $396 thousand impairment loss reserve related to impaired construction and computer equipment. No impairment losses were recorded in 2007.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007
Depreciation of operating lease assets	$12,996	$16,890
Impairment losses	396	—

Total	$13,392	$16,890

All of the leased property was acquired during the years 2001 through 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Materials handling	$26,715	$—	$(5,100)	$21,615
Transportation, other	14,672	—	—	14,672
Manufacturing	13,934	—	(2,475)	11,459
Transportation, rail	13,359	—	(59)	13,300
Mining	12,651	—	—	12,651
Marine vessels	10,776	—	—	10,776
Office automation	4,000	—	(4,000)	—
Construction	3,319	—	(1,561)	1,758
Office furniture	1,174	—	(594)	580

	100,600	—	(13,789)	86,811
Less accumulated depreciation	(49,169)	(12,963)	11,266	(50,866)

Total	$51,431	$(12,963)	$(2,523)	$35,945

The average estimated residual value for assets on operating leases was 24% and 26% of the assets’ original cost at December 31, 2008 and 2007, respectively.

Direct financing leases:

As of December 31, 2008, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Total minimum lease payments receivable	$6,974	$8,946
Estimated residual values of leased equipment (unguaranteed)	681	821

Investment in direct financing leases	7,655	9,767
Less unearned income	(3,058)	(4,188)

Net investment in direct financing leases	$4,597	$5,579

At December 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2009	$10,534	$2,403	$12,937
2010	4,163	1,444	5,607
2011	1,602	1,353	2,955
2012	1,227	1,774	3,001
2013	843	-	843
Thereafter	1,499	-	1,499

	$19,868	$6,974	$26,842

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Materials handling	7 - 10
Office furniture	7 - 10
Transportation, other	7 - 10
Office automation	5 - 7

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Costs reimbursed to Managing Member and/or affiliates	$626	$1,112
Asset management fees to Managing Member and/or affiliates	902	1,348
Acquisition and initial direct costs paid to Managing Member	—	19

	$1,528	$2,479

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt

At December 31, 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2008, gross lease rentals totaled approximately $5.9 million over the remaining lease terms; and the carrying value of the pledged assets is $5.8 million.

The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2009	$676	$278	$954
2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	108	843
Thereafter	1,355	75	1,430

	$4,826	$1,041	$5,867

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

As of December 31, 2008 and 2007, borrowings under the facility were as follows (in thousands):

	2008	2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(2,000)	(1,500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(6,823)	(7,125)

Total remaining available under the acquisition and warehouse facilities	$66,177	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $313 thousand. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings ranged from 2.69% to 3.25% at December 31, 2008 and was 6.12% at December 31, 2007. The weighted average interest rate on borrowings was 3.49% and 6.60% during the years ended December 31, 2008 and 2007, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities (continued):

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

10. Receivables funding program:

As of December 31, 2008, the Company had a $60 million receivables funding program (the “Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires August 2011.

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

As of December 31, 2008 and 2007, the Company had $8.0 million and $15.5 million outstanding under the Program, respectively. During the years ended December 31, 2008 and 2007, the Company paid program fees, as defined in the receivables funding agreement, totaling $44 thousand and $76 thousand, respectively. Such fees are included in interest expense in the Company’s statements of income. The program terminated with respect to new borrowings in January 2006.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program (Continued):

As of December 31, 2008, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $8.0 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 1.45% to 4.95% under the Program. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $15.5 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 5.57% to 6.19% under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(loss).

At December 31, 2008 and 2007, borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,291	$2,291	$(43)	3.75%
March 22, 2005	9,892	2,365	2,365	(74)	4.31%
December 15, 2005	13,047	2,505	2,505	(79)	4.80%
January 9, 2006	2,500	848	848	(29)	4.81%

	$45,439	$8,009	$8,009	$(225)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$4,837	$4,837	$10	3.75%
March 22, 2005	9,892	4,180	4,180	(21)	4.31%
December 15, 2005	13,047	5,016	5,016	(50)	4.80%
January 9, 2006	2,500	1,446	1,446	(18)	4.81%

	$45,439	$15,479	$15,479	$(79)

At December 31, 2008, the minimum repayment schedule under the Program is as follows (in thousands):

Year ending December 31, 2009	$5,604
2010	1,990
2011	415

$8,009

At December 31, 2008, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $8.3 million at their discounted present value.

During the years ended December 31, 2008 and 2007, the weighted average interest rate on the Program was 4.22% and 5.70%, respectively.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

11. Commitments:

At December 31, 2008, the Company had commitments to purchase lease assets totaling approximately $4.3 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company. There were no cancellations subsequent to year-end.

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

13. Members’ capital:

As of December 31, 2008 and 2007, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2008	2007
Distributions declared	$10,850	$10,849
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.90	$0.90

14. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At December 31, 2008, the Company’s only financial instrument that requires measurement on a recurring or non-recurring basis under SFAS 157 was its interest rate swap contracts. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of instruments measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which the fair value measurements fall at December 31, 2008 (in thousands):

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$225	$—	$225	$—

Alternatively, the following disclosure of the estimated fair value of financial instruments not measured under SFAS 157 is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value of financial instruments (continued):

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2008 and 2007. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,142	$2,142	$4,326	$4,326
Notes receivable	3,653	3,653	4,133	4,133
Financial liabilities:
Non-recourse debt	4,826	5,274	7,198	7,386
Borrowings	10,009	10,009	16,979	16,979
Interest rate swap contracts	225	225	79	79

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Each of ALC and AFS is a subsidiary under the control of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions, or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of AFS or its affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2008 and 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and audit related fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$159	$143
Other	41	1

	$200	$144

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ALC acting on behalf of the board of directors in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Income for the years ended December 31, 2008 and 2007

Statements of Changes in Members’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

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

Date: March 26, 2009

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
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.