Form 10-Q
period 2009-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2009-05-14
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2009 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$2,785	$2,142
Accounts receivable, net of allowance for doubtful accounts of $78 at March 31, 2009 and $100 at December 31, 2008	916	1,030
Notes receivable, net of unearned interest income of $524 at March 31, 2009 and $612 at December 31, 2008	3,530	3,653
Prepaid expenses and other assets	43	51
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $55,723 at March 31, 2009 and $55,818 at December 31, 2008	38,341	41,655

Total assets	$45,685	$48,601

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$230	$172
Accrued distributions to Other Members	1,209	1,209
Due to Affiliates	1	—
Other	1,587	1,021
Deposits due lessees	129	129
Non-recourse debt	4,661	4,826
Interest rate swap contracts	167	225
Acquisition facility obligation	1,500	2,000
Receivables funding program obligation	6,866	8,009
Unearned operating lease income	1,292	950

Total liabilities	17,642	18,541

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	28,043	30,060

Total Members’ capital	28,043	30,060

Total liabilities and Members’ capital	$45,685	$48,601

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands, Except Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$3,728	$4,469
Direct financing leases	362	441
Interest on notes receivable	88	99
Gain on sales of assets	287	48
Other revenue	10	39

Total revenues	4,475	5,096

Expenses:
Depreciation of operating lease assets	2,468	3,539
Asset management fees to Managing Member	258	258
Cost reimbursements to Managing Member	159	175
Reversal of provision for doubtful accounts	(23)	(18)
Amortization of initial direct costs	41	81
Interest expense	232	317
Professional fees	99	111
Outside services	18	16
Insurance	36	19
Marine vessel maintenance and other operating costs	165	22
Other	112	28

Total operating expenses	3,565	4,548
Other income (expense), net	5	(175)

Net income	$915	$373

Net income:
Managing Member	$220	$220
Other Members	695	153

	$915	$373

Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.01
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2009

(In Thousands, Except Per Unit Data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2007	12,055,016	$39,665	$—	$39,665
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,245	880	2,125

Balance December 31, 2008	12,055,016	30,060	—	30,060
Distributions to Other Members ($0.22 per Unit)	—	(2,712)	—	(2,712)
Distributions to Managing Member	—	—	(220)	(220)
Net income	—	695	220	915

Balance March 31, 2009	12,055,016	$28,043	$—	$28,043

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income	$915	$373
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(287)	(48)
Depreciation of operating lease assets	2,468	3,539
Amortization of initial direct costs	41	81
Amortization of unearned income on direct finance leases	(362)	(441)
Amortization of unearned income on notes receivable	(88)	(99)
Reversal of provision for losses and doubtful accounts	(23)	(18)
(Gain) loss on interest rate swap contracts	(58)	218
Changes in operating assets and liabilities:
Due to Affiliates	1	25
Accounts receivable	137	255
Prepaid and other assets	8	24
Accounts payable, Managing Member	58	(205)
Accounts payable, other	566	232
Deposits due lessees	—	(2)
Unearned operating lease income	342	874

Net cash provided by operating activities	3,718	4,808

Investing activities:
Improvements to operating leases	(364)	—
Proceeds from sales of lease assets	734	233
Payments received on direct finance leases	1,085	1,143
Payments received on notes receivable	210	226

Net cash provided by investing activities	1,665	1,602

Financing activities:
Borrowings under acquisition facility	1,000	—
Repayments under acquisition facility	(1,500)	(1,500)
Repayments under receivables funding program	(1,143)	(1,581)
Repayments of non-recourse debt	(165)	(595)
Distributions to Other Members	(2,712)	(2,712)
Distributions to Managing Member	(220)	(220)

Net cash used in financing activities	(4,740)	(6,608)

Net increase (decrease) in cash and cash equivalents	643	(198)
Cash and cash equivalents at beginning of period	2,142	4,326

Cash and cash equivalents at end of period	$2,785	$4,128

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$235	$327

Cash paid during the period for taxes	$—	$10

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,209

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of March 31, 2009, 12,055,016 units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2009 and 2008 and long-lived tangible assets as of March 31, 2009 and December 31, 2008 (in thousands):

	For the three months ended March 31,
	2009	% of Total	2008	% of Total
Revenue
United States	$4,088	91%	$4,703	92%

United Kingdom	338	8%	338	7%
Canada	49	1%	55	1%

Total International	387	9%	393	8%

Total	$4,475	100%	$5,096	100%

	As of March 31,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$35,974	94%	$39,004	94%

United Kingdom	2,367	6%	2,651	6%

Total International	2,367	6%	2,651	6%

Total	$38,341	100%	$41,655	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at March 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income (expense), net:

Other income (expense), net generally consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions.

The table below details the Company’s other expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Foreign currency (loss) gain	$(53)	$43
Change in fair value of interest rate swap contracts	58	(218)

	$5	$(175)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company for its second quarter 2009 interim reporting period. The Company is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Company’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2009, the original terms of the notes receivable are 60 to 120 months and bear interest at rates ranging from 8.5% to 11.4%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. There were no impaired notes as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2009	$2,001
Year ending December 31, 2010	393
2011	393
2012	393
2013	295
2014	221
Thereafter	354

4,050
Less: portion representing unearned interest income	(524)

3,526
Unamortized indirect costs	4

Notes receivable, net	$3,530

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
IDC amortization - notes receivable	$1	$1
IDC amortization - lease assets	40	80

Total	$41	$81

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$35,945	$(372)	$(2,419)	$33,154
Net investment in direct financing leases	4,597	(15)	(723)	3,859
Assets held for sale or lease, net	1,302	304	(50)	1,556
Impairment loss reserve	(396)	1	—	(395)
Initial direct costs, net of accumulated amortization of $722 at March 31, 2009 and $718 at December 31, 2008	207	—	(40)	167

Total	$41,655	$(82)	$(3,232)	$38,341

For the respective three-month periods ended March 31, 2009 and 2008, IDC amortization expense related to operating leases and direct financing leases was $40 thousand and $80 thousand, respectively (See Note 3).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases and held for lease or sale totaled $2.5 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Materials handling	$21,615	$—	$(3,032)	$18,583
Transportation, other	14,672	—	—	14,672
Manufacturing	11,459	—	(511)	10,948
Transportation, rail	13,300	—	—	13,300
Mining	12,651	—	—	12,651
Marine vessels	10,776	364	—	11,140
Construction	1,758	—	(393)	1,365
Office furniture	580	—	(20)	560

	86,811	364	(3,956)	83,219
Less accumulated depreciation	(50,866)	(2,419)	3,220	(50,065)

Total	$35,945	$(2,055)	$(736)	$33,154

The average estimated residual value for assets on operating leases at March 31, 2009 and December 31, 2008 was 23% and 24% of the assets’ original cost, respectively.

Direct financing leases:

As of March 31, 2009, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$5,897	$6,974
Estimated residual values of leased equipment (unguaranteed)	665	681

Investment in direct financing leases	6,562	7,655
Less unearned income	(2,703)	(3,058)

Net investment in direct financing leases	$3,859	$4,597

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At March 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$7,243	$1,330	$8,573
Year ending December 31, 2010	4,166	1,439	5,605
2011	1,592	1,354	2,946
2012	1,227	1,774	3,001
2013	843	—	843
2014	843	—	843
Thereafter	656	—	656

	$16,570	$5,897	$22,467

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Construction	7 - 10
Office furniture	7 - 10
Transportation, other	7 - 10

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

During the three months ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$159	$175
Asset management fees to Managing Member and/or affiliates	258	258

	$417	$433

6. Non-recourse debt

At March 31, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2009, gross lease rentals totaled approximately $5.7 million over the remaining lease terms; and the carrying value of the pledged assets is $5.6 million. The notes mature from 2010 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2009	$512	$205	$717
Year ending December 31, 2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	108	843
2014	782	61	843
Thereafter	572	14	586

	$4,661	$968	$5,629

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The combined facility is for $75 million and expires in June 2010.

As of March 31, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	March 31, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,500)	(2,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(9,000)	(6,823)

Total remaining available under the acquisition and warehouse facilities	$64,500	$66,177

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2009, there were no outstanding borrowings under the warehouse facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $313 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 2.46% at March 31, 2009 and ranged from 2.69% to 3.25% at December 31, 2008. The weighted average interest rate on borrowings was 2.51% and 5.87% during the three months ended March 31, 2009 and 2008, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2009, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to one or more specific programs for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the pro-rata portion of the debt associated with the asset, either with cash or by means of the acquisition facility financing, the program’s interest in the asset is removed from the warehouse facility collateral, and ownership of the asset and any pro-rata debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2009, the total amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program:

As of March 31, 2009, the Company had a $60 million receivables funding program (the “Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. In this receivables funding program, the lenders would receive liens against the Company’s assets. The lender will be in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The Program expires August 2011.

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

At March 31, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2009	Notional Balance March 31, 2009	Swap Value March 31, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$1,726	$1,726	$(30)	3.75%
March 22, 2005	9,892	2,172	2,172	(57)	4.31%
December 15, 2005	13,047	2,277	2,277	(57)	4.80%
January 9, 2006	2,500	691	691	(23)	4.81%

	$45,439	$6,866	$6,866	$(167)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,291	$2,291	$(43)	3.75%
March 22, 2005	9,892	2,365	2,365	(74)	4.31%
December 15, 2005	13,047	2,505	2,505	(79)	4.80%
January 9, 2006	2,500	848	848	(29)	4.81%

	$45,439	$8,009	$8,009	$(225)

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under SFAS 157, such swap contracts are classified within Level 2 of the valuation hierarchy.

At March 31, 2009, the minimum repayment schedule under the Program is as follows (in thousands):

Nine months ending December 31, 2009	$4,461
Year ending December 31, 2010	1,990
2011	415

$6,866

At March 31, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $7.3 million at their discounted present value. During the three months ended March 31, 2009 and 2008, the weighted average interest rate on the Program was 2.74% and 4.84%, respectively.

The Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Commitments:

At March 31, 2009, the Company had commitments to purchase lease assets totaling approximately $6.0 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company.

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

11. Member’s capital:

As of March 31, 2009 and December 31, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s net income, net losses, and distributions, are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of the period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2009	2008
Distributions declared	$2,712	$2,713
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.22	$0.23

12. Subsequent event:

One of the Company’s lessees, a major automaker, filed bankruptcy subsequent to the first quarter of 2009. As of March 31, 2009, the Company has approximately $803 thousand of investment in equipment and leases with this automaker. It is uncertain as to what the outcome of the bankruptcy will be, and therefore, no adjustments were deemed necessary in the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Company had net income of $915 thousand and $373 thousand for the three months ended March 31, 2009 and 2008, respectively. Results for the first quarter of 2009 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenues for the first quarter of 2009 decreased by $621 thousand, or 12%, as compared to the prior year period. The net decline in revenues was largely due to decreases in revenues from both operating leases and direct financing leases offset, in part, by an increase in gain on sales of lease assets.

The decrease in operating lease revenues totaled $741 thousand and was attributable to runoff of the lease portfolio and subsequent sales of lease assets. Similarly, revenues from direct financing leases were reduced by $79 thousand as a result of runoff of the direct financing lease portfolio.

Partially offsetting the aforementioned decreases in revenues was a $239 thousand period over period increase in gains on sales of assets. The increase in gains on sale was mainly due to the higher number of assets sold as a result of a period over period increase in terminating lease assets.

Expenses

Total expenses for the first quarter of 2009 decreased by $983 thousand, or 22%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and amortization of initial direct costs related to asset acquisitions offset, in part, by increases in the cost of operating and maintaining the Company’s marine vessel, and other expense.

Depreciation expense decreased by $1.1 million primarily as a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since March 31, 2008. Likewise, interest expense was reduced by $85 thousand largely due to the period over period net decline in the Company’s debt; and amortization of initial direct costs related to asset acquisitions declined by $40 thousand as a result of the decline in acquisition phase activity as the Company has approached full investment.

Partly offsetting the aforementioned decreases in expenses were increases in marine vessel operating costs and other expense. The cost of operating and maintaining the Company’s marine vessel increased by $143 thousand mainly due to increased vessel activity; and other expense increased by $84 thousand primarily as a result of increased tax and franchise fees expense reflecting a period over period increase in state franchise and income tax liability and estimated tax payments.

Other

The Company recorded other income, net totaling $5 thousand for the first quarter of 2009 as compared to other expense, net of $175 thousand for the first quarter of 2008, an improvement of $180 thousand. The improvement was a result of a $276 thousand favorable change in the fair value of the Company’s interest rate swap contracts offset, in part, by a $96 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first quarter of 2009 as compared to the prior year period.

The improvement in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts from December 31, 2008 to March 31, 2009 as compared to an increase in such notional balance from December 31, 2007 to March 31, 2008. The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

The change in the Company’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities decreased by $1.1 million, or 23%, for the first quarter of 2009 as compared to the prior year period. The net reduction in cash flow was primarily due to decreases in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, unearned operating lease income and collections of outstanding receivables. These decreases in cash were offset, in part, by an increase in accounts payable and accrued liabilities.

The reduction in net operating results, as adjusted for non-cash items, reduced cash flow by $1.0 million and was primarily due to decreases in revenues from both operating and direct financing leases, combined with an increase in costs related to operating and maintaining the Company’s marine vessel. The decline in unearned operating lease income reduced cash by $532 thousand and was attributable to a period over period decrease in unearned rents received and increased amortization of unearned rents received in previous periods. Finally, the decrease in collection of accounts receivable reduced cash by $118 thousand and was mainly a result of lower amounts of billings accrued at year-end 2008 versus 2007. Accordingly, this resulted in lower amounts of receivable collected during the first quarter of 2009 versus the prior year period.

The aforementioned decreases in cash were offset, in part, by increased levels of accounts payable and accrued liabilities which increased cash by $597 thousand. The period over period increase in accounts payable and accrued liabilities was largely due to first quarter 2009 accrued costs related to refurbishing the Company’s marine vessel, combined with a first quarter 2008 payment of certain 2007 management fees.

•	Investing Activities

Net cash provided by activities increased by $63 thousand for the first quarter of 2009 as compared to the prior year period. The net increase in cash was comprised of a $501 thousand increase in proceeds from sales of lease assets offset, in part, by a $364 thousand increase in operating lease assets and decreases in payments received on direct financing leases and notes receivable totaling $58 thousand and $16 thousand, respectively.

The increase in proceeds from sales of lease assets was mainly due to the higher number of assets sold as a result of a period over period increase in terminating lease assets.

The increase in operating lease assets represents capitalized improvement costs associated with the Company’s marine vessel; and the decreases in payments received on both direct financing leases and notes receivable were attributable to runoff of such assets.

•	Financing Activities

Net cash used in financing activities decreased by $1.9 million, or 28%, for the first quarter of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was due to $1.0 million of gross proceeds from borrowings combined with an $868 thousand period over period reduction in net repayments made on a variety of outstanding borrowings, which have declined by approximately $7.5 million since March 2008.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. For detailed information on the Company’s debt obligations, see Notes 6 to 8 in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At March 31, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2009

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