Form 10-Q
period 2009-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2009-08-14
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Liability Company Units outstanding as of July 31, 2009 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,841	$2,142
Accounts receivable, net of allowance for doubtful accounts of $61 at June 30, 2009 and $100 at December 31, 2008	1,742	1,030
Notes receivable, net of unearned interest income of $486 at June 30, 2009 and $612 at December 31, 2008	1,763	3,653
Prepaid expenses and other assets	23	51
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $56,045 at June 30, 2009 and $55,818 at December 31, 2008	37,168	41,655

Total assets	$42,607	$48,601

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$159	$172
Accrued distributions to Other Members	1,209	1,209
Other	1,569	1,021
Deposits due lessees	129	129
Non-recourse debt	4,493	4,826
Interest rate swap contracts	116	225
Acquisition facility obligation	3,000	2,000
Receivables funding program obligation	5,305	8,009
Unearned operating lease income	1,085	950

Total liabilities	17,065	18,541

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	25,542	30,060

Total Members’ capital	25,542	30,060

Total liabilities and Members’ capital	$42,607	$48,601

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$3,611	$4,322	$7,339	$8,791
Direct financing leases	314	528	676	969
Interest on notes receivable	37	97	125	196
Gain on sales of assets	76	20	363	68
Other revenue	23	105	33	144

Total revenues	4,061	5,072	8,536	10,168
Expenses:
Depreciation of operating lease assets	2,580	3,398	5,048	6,937
Asset management fees to Managing Member	120	170	378	428
Cost reimbursements to Managing Member	155	149	314	324
(Reversal of) provision for doubtful accounts	(16)	7	(39)	(11)
Amortization of initial direct costs	37	77	78	158
Interest expense	197	284	429	601
Professional fees	53	78	152	189
Outside services	22	23	40	39
Insurance	4	10	40	29
Marine vessel maintenance and other operating costs	301	156	466	178
Other	99	151	211	179

Total operating expenses	3,552	4,503	7,117	9,051
Other (expense) income, net	(77)	153	(72)	(22)

Net income	$432	$722	$1,347	$1,095

Net income:
Managing Member	$220	$220	$440	$440
Other Members	212	502	907	655

	$432	$722	$1,347	$1,095

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.04	$0.08	$0.05
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	12,055,016	$39,665	$—	$39,665
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,245	880	2,125

Balance December 31, 2008	12,055,016	30,060	—	30,060
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	907	440	1,347

Balance June 30, 2009	12,055,016	$25,542	$—	$25,542

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net income	$432	$722	$1,347	$1,095
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(76)	(20)	(363)	(68)
Depreciation of operating lease assets	2,580	3,398	5,048	6,937
Amortization of initial direct costs	37	77	78	158
Amortization of unearned income on direct finance leases	(314)	(528)	(676)	(969)
Amortization of unearned income on notes receivable	(37)	(97)	(125)	(196)
(Reversal) of provision for doubtful accounts	(16)	7	(39)	(11)
Change in fair value of interest rate swap contracts	(51)	(158)	(109)	60
Changes in operating assets and liabilities:
Due from affiliate	(1)	(24)	—	1
Accounts receivable	(810)	(720)	(673)	(465)
Prepaid and other assets	20	—	28	24
Accounts payable, Managing Member	(71)	(60)	(13)	(265)
Accounts payable, other	(18)	(595)	548	(363)
Deposits due lessees	—	39	—	37
Unearned operating lease income	(207)	(386)	135	488

Net cash provided by operating activities	1,468	1,655	5,186	6,463

Investing activities:
Capital improvements to equipment on operating leases	(1)	—	(365)	—
Proceeds from sales of lease assets	301	133	1,035	366
Payments received on direct finance leases	352	640	1,437	1,783
Payments received on notes receivable	98	211	308	437

Net cash provided by investing activities	750	984	2,415	2,586

Financing activities:
Borrowings under acquisition facility	1,500	1,000	2,500	1,000
Repayments under acquisition facility	—	(500)	(1,500)	(2,000)
Repayments under receivables funding program	(1,561)	(1,824)	(2,704)	(3,405)
Repayments of non-recourse debt	(168)	(583)	(333)	(1,178)
Distributions to Other Members	(2,713)	(2,713)	(5,425)	(5,425)
Distributions to Managing Member	(220)	(220)	(440)	(440)

Net cash used in financing activities	(3,162)	(4,840)	(7,902)	(11,448)

Net decrease in cash and cash equivalents	(944)	(2,201)	(301)	(2,399)
Cash and cash equivalents at beginning of period	2,785	4,128	2,142	4,326

Cash and cash equivalents at end of period	$1,841	$1,927	$1,841	$1,927

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$204	$294	$439	$621

Cash paid during the period for taxes	$63	$125	$63	$135

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,209	$1,209	$1,209

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On February 21, 2001, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business. As of April 3, 2001, the Company had received subscriptions for 753,050 Units ($7.5 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of June 30, 2009, 12,055,016 units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2009 and 2008 and long-lived tangible assets as of June 30, 2009 and December 31, 2008 (in thousands):

	For the six months ended June 30,
	2009	% of Total	2008	% of Total
Revenue
United States	$7,702	90%	$9,383	92%

United Kingdom	676	8%	676	7%
Canada	158	2%	109	1%

Total International	834	10%	785	8%

Total	$8,536	100%	$10,168	100%

	As of June 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$33,486	90%	$39,004	94%

United Kingdom	2,084	6%	2,651	6%
Canada	1,598	4%	—	0%

Total International	3,682	10%	2,651	6%

Total	$37,168	100%	$41,655	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at June 30, 2009 and December 31, 2008.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other (expense) income, net:

Other (expense) income, net generally consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions.

The table below details the Company’s other (expense) income, net for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign currency (loss) gain	$(128)	$(5)	$(181)	$38
Change in fair value of interest rate swap contracts	51	158	109	(60)

	$(77)	$153	$(72)	$(22)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Company.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Company’s financial position, results of operations or cash flows. See Note 13.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has a note receivable from a borrower who had financed the purchase of equipment through the Company. At June 30, 2009, the original term of the note receivable is 120 months and bear interest rate of 8.5%. The note is secured by the equipment financed. The note matures in 2016. The note was neither impaired nor placed in non-accrual status as of June 30, 2009 and December 31, 2008. As of June 30, 2009, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2009	$196
Year ending December 31, 2010	393
2011	393
2012	393
2013	295
2014	221
Thereafter	354

2,245
Less: portion representing unearned interest income	(486)

1,759
Unamortized indirect costs	4

Notes receivable, net	$1,763

Initial direct costs (“IDC”) amortization expense related to the note receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$—	$1	$1	$2
IDC amortization - lease assets	37	76	77	156

Total	$37	$77	$78	$158

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$35,945	$418	$(4,992)	$31,371
Net investment in direct financing leases	4,597	6	(765)	3,838
Assets held for sale or lease, net	1,302	974	(56)	2,220
Impairment loss reserve	(396)	5	—	(391)
Initial direct costs, net of accumulated amortization of $661 at June 30, 2009 and $718 at December 31, 2008	207	—	(77)	130

Total	$41,655	$1,403	$(5,890)	$37,168

IDC amortization expense related to operating leases and direct finance leases totaled $37 thousand and $76 thousand for the respective three-month periods ended June 30, 2009 and 2008, and $77 thousand and $156 thousand for the respective six-month periods ended June 30, 2009 and 2008 (See Note 3).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases and held for lease or sale totaled approximately $2.6 million and $3.4 million for the respective three months ended June 30, 2009 and 2008, and was approximately $5.0 million and $6.9 million for the respective six months ended June 30, 2009 and 2008.

All of the leased property was acquired in years beginning with 2002 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications & Additions/ Dispositions	Balance June 30, 2009
Materials handling	$21,615	$—	$(8,004)	$13,611
Transportation, other	14,672	—	1,706	16,378
Transportation, rail	13,300	—	—	13,300
Mining	12,651	—	—	12,651
Manufacturing	11,459	—	(940)	10,519
Marine vessels	10,776	365	(1,025)	10,116
Construction	1,758	—	(394)	1,364
Office furniture	580	—	(20)	560

	86,811	365	(8,677)	78,499
Less accumulated depreciation	(50,866)	(4,992)	8,730	(47,128)

Total	$35,945	$(4,627)	$53	$31,371

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at June 30, 2009 and December 31, 2008.

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $198 thousand and $154 thousand for the respective three months ended June 30, 2009 and 2008; and $237 thousand and $154 thousand for the respective six months ended June 30, 2009 and 2008.

On April 30, 2009, a major lessee, Chrysler Corporation filed with the United States Bankruptcy Court a petition for reorganization under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy and is combining operations with Fiat, payments on the Company’s affirmed leases have become delinquent subsequent to April 30, 2009. The Company, in accordance with its accounting policy for delinquent operating leases has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2009, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$5,564	$6,974
Estimated residual values of leased equipment (unguaranteed)	667	681

Investment in direct financing leases	6,231	7,655
Less unearned income	(2,393)	(3,058)

Net investment in direct financing leases	$3,838	$4,597

Net investment in direct financing leases placed in non-accrual status	$40	$—

At June 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$6,321	$980	$7,301
Year ending December 31, 2010	5,854	1,456	7,310
2011	2,205	1,354	3,559
2012	1,227	1,774	3,001
2013	843	—	843
2014	843	—	843
Thereafter	656	—	656

	$17,949	$5,564	$23,513

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$155	$149	$314	$324
Asset management fees to Managing Member and/or affiliates	120	170	378	428

	$275	$319	$692	$752

6. Non-recourse debt:

At June 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.16%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2009, gross lease rentals totaled approximately $5.5 million over the remaining lease terms; and the carrying value of the pledged assets is $5.4 million. The notes mature at various dates from 2010 through 2015.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt (continued):

transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2009	$344	$134	$478
Year ending December 31, 2010	719	235	954
2011	650	193	843
2012	691	152	843
2013	735	108	843
2014	782	61	843
Thereafter	572	14	586

	$4,493	$897	$5,390

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million. Originally scheduled to expire in June 2009, the Credit Facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010.

As of June 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	June 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(3,000)	(2,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(1,500)	(6,823)

Total remaining available under the acquisition and warehouse facilities	$70,500	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2008 was approximately $313 thousand.

As of June 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $25.7 million, 0.50 to 1, and 17.9 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The effective interest rate on borrowings ranged from 2.22% to 3.25% at June 30, 2009 and was 3.25% at December 31, 2008. The weighted average interest rate on borrowings was 2.07% and 6.00% during the respective three months ended June 30, 2009 and 2008, and 2.28% and 5.06% during the respective six months ended June 30, 2009 and 2008.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2009, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

8. Receivable funding program:

As of June 30, 2009, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender receives liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related contingency triggers and is scheduled to mature in August 2011 when advances under the RF Program have to be repaid in full.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

The RF Program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $5.3 million and $8.0 million outstanding under the RF Program at June 30, 2009 and December 31, 2008, respectively. During the three months ended June 30, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $6 thousand and $12 thousand, respectively. During the six months ended June 30, 2009 and 2008, such fees totaled $13 thousand and $26 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of June 30, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $5.3 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 1.38% to 3.27%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $8.0 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(loss).

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with the respect to priority and the sharing of collateral pools of the Company, including the Acquisition Facility and Warehouse Facility described in Note 7 above. Among the provisions of the inter-creditor agreement are cross-default provisions and acceleration provisions requiring payment before stated maturity in a default situation.

At June 30, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2009	Notional Balance June 30, 2009	Swap Value June 30, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$1,157	$1,157	$(19)	3.75%
March 22, 2005	9,892	2,020	2,020	(40)	4.31%
December 15, 2005	13,047	1,597	1,597	(41)	4.80%
January 9, 2006	2,500	531	531	(16)	4.81%

	$45,439	$5,305	$5,305	$(116)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,291	$2,291	$(43)	3.75%
March 22, 2005	9,892	2,365	2,365	(74)	4.31%
December 15, 2005	13,047	2,505	2,505	(79)	4.80%
January 9, 2006	2,500	848	848	(29)	4.81%

	$45,439	$8,009	$8,009	$(225)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under SFAS 157, such swap contracts are classified within Level 2 of the valuation hierarchy.

At June 30, 2009, the minimum repayment schedule under the RF Program is as follows (in thousands):

Six months ending December 31, 2009	$2,900
Year ending December 31, 2010	1,990
2011	415

$5,305

At June 30, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $5.8 million at their discounted present value.

The weighted average interest rate on the RF Program was 2.3% and 3.71% during the respective three months ended June 30, 2009 and 2008, and 2.6% and 4.31% during the respective six months ended June 30, 2009 and 2008. The RF Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2009.

9. Commitments:

At June 30, 2009, the Company had commitments to purchase lease assets totaling approximately $6.0 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company.

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

11. Member’s capital:

As of June 30, 2009 and December 31, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

11. Member’s capital (continued):

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$2,713	$2,712	$5,425	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.23	$0.22	$0.45	$0.45

12. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At June 30, 2009 and December 31, 2008, the Company’s only financial instrument that requires measurement on a recurring or non-recurring basis under SFAS 157 was its interest rate swap contracts. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of instruments measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$116	$—	$116	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$225	$—	$225	$—

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

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The Company’s notes receivable are stated at the amount at which the asset could be transferred in a current transaction, exclusive of transaction costs such as prepayment penalties.

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

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value of financial instruments (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,841	$1,841	$2,142	$2,142
Notes receivable	1,763	1,763	3,653	3,653
Financial liabilities:
Non-recourse debt	4,493	4,726	4,826	5,274
Borrowings	8,305	8,305	10,009	10,009
Interest rate swap contracts	116	116	225	225

13. Subsequent events:

The Company has evaluated events subsequent to June 30, 2009 through August 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company may continue until December 31, 2020. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Company had net income of $432 thousand and $722 thousand for the second quarters of 2009 and 2008, respectively. The period over period change reflects both a decrease in total revenues and a decrease in total operating expenses.

Revenues

Total revenues for the second quarter of 2009 decreased by $1.0 million, or 20%, as compared to the prior year period. The net decline in total revenues was comprised of reductions in revenues from operating leases and direct financing leases, other revenue and interest on notes receivable offset, in part, by an increase in gain on sales of lease assets.

The decrease in operating lease revenues totaled $711 thousand and was attributable to runoff of the lease portfolio and subsequent sales of lease assets. Similarly, revenues from direct financing leases were reduced by $214 thousand as a result of runoff of the direct financing lease portfolio. In addition, other revenue declined by $82 thousand as the prior period amount included approximately $75 thousand gain on the sale of an investment security. Interest on the notes decreased by $60 thousand primarily as a result of lower notes receivable balances, due mainly to maturities and/or early termination of the notes.

Partially offsetting the aforementioned decreases in revenues was a $56 thousand period over period increase in gains on sales of assets. The increase in gains on sale was mainly due to a stronger demand for the assets available for sale during the current quarter as compared to the prior year period.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy, payments on the Company’s affirmed leases have become delinquent subsequent to April 30, 2009. The Company, in accordance with its accounting policy for delinquent operating leases has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009.

Expenses

Total expenses for the second quarter of 2009 decreased by $951 thousand, or 21%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, other expense, asset management fees to AFS and amortization of initial direct costs related to asset acquisitions. These decreases were offset, in part, by an increase in the cost of operating and maintaining the Company’s marine vessel.

Depreciation expense decreased by $818 thousand primarily as a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since June 30, 2008. Likewise, interest expense was reduced by $87 thousand largely due to the period over period net decline in the Company’s debt. Other expense declined by $52 thousand primarily as a result of reduced tax and franchise fees expense reflecting a period over period decrease in state franchise and income tax liability and estimated tax payments. Moreover, asset management fees decreased by $50 thousand primarily due to the period over period decline in assets managed by the Managing Member; and amortization of initial direct costs related to asset acquisitions declined by $40 thousand as a result of the decline in acquisition phase activity as the Company has approached full investment.

Partly offsetting the aforementioned decreases in expenses was an increase in marine vessel maintenance and operating costs, which increased by $145 thousand largely due to increased vessel activity.

Other

The Company recorded other expense, net totaling $77 thousand for the second quarter of 2009 as compared to other income, net of $153 thousand for the second quarter of 2008, a decrease of $230 thousand. The decline was a result of a $123 thousand unfavorable change in foreign currency transaction gains and losses recognized during the second quarter of 2009 as compared to the prior year period, coupled with a $107 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions; and the decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Company had net income of $1.3 million and $1.1 million for the first six months of 2009 and 2008, respectively. Results for the first six months of 2009 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenues for the first six months of 2009 decreased by $1.6 million, or 16%, as compared to the prior year period. The net decline in total revenues was comprised of reductions in revenues from operating leases and direct financing leases, other revenue and interest on notes receivable offset, in part, by an increase in gain on sales of lease assets.

The decrease in operating lease revenues totaled $1.5 million and was attributable to runoff and sales of the lease assets. Similarly, revenues from direct financing leases were reduced by $293 thousand due to runoff of the portfolio. Other revenue declined by $111 thousand primarily due to a 2008 gain on the sale of an investment security and decreased interest income on the Company’s cash deposits. Lastly, interest income on the notes receivable decreased by $71 thousand primarily as a result of maturities and/or early termination of the notes.

Partially offsetting the aforementioned decreases in revenues was a $295 thousand period over period increase in gains on sales of assets. The increase in gains on sales of assets was mainly due to the higher number of assets sold as a result of a period over period increase in terminating lease assets coupled with the stronger demand for the assets available for sale during the first six months of 2009 as compared to the prior year period.

Expenses

Total expenses for the first six months of 2009 decreased by $1.9 million, or 21%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, amortization of initial direct costs related to asset acquisitions, and management fees to AFS offset, in part, by an increase in the cost of operating and maintaining the Company’s marine vessel.

The decrease in depreciation expense of $1.9 million was attributable to runoff and lease asset sales since June 30, 2008. Interest expense was reduced by $172 thousand largely due to the period over period net decline in the Company’s debt. In addition, amortization of initial direct costs related to asset acquisitions declined by $80 thousand as a result of the decline in acquisition phase activity as the Company has approached full investment; and asset management fees decreased by $50 thousand primarily due to the period over period decline in assets managed by the Managing Member.

Partly offsetting the aforementioned decreases in expenses was an increase in marine vessel maintenance and operating costs, which increased by $288 thousand largely due to increased vessel activity.

Other

The Company recorded other expense, net totaling $72 thousand and $22 thousand for the first six months of 2009 and 2008, respectively. The $50 thousand decrease was comprised of a $219 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first six months of 2009 as compared to the prior year period offset, in part, by a $169 thousand favorable change in the fair value of the Company’s interest rate swap.

The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions. The improvement in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts since June 30, 2008 offset, in part, by the impact of the lower interest rate environment.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $187 thousand, or 11%, for the second quarter of 2009 as compared to the prior year period. The net reduction in cash flow was primarily due to reduced net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, and decreased collections of outstanding receivables. These decreases in cash were offset, in part, by increases in accounts payable and accrued liabilities and unearned operating lease income.

The decline in net operating results, as adjusted for non-cash items, reduced cash flow by $846 thousand and was primarily due to decreases in revenues from both operating and direct financing leases, combined with an increase in costs related to operating and maintaining the Company’s marine vessel. The decrease in collection of accounts receivable reduced cash by $90 thousand and was mainly a result of lower amounts of billings accrued at the end of the first quarter of 2009 versus the same period in 2008. Accordingly, this resulted in lower amounts of receivable collected during the second quarter of 2009 versus the prior year period.

The aforementioned decreases in cash were offset, in part, by increased levels of accounts payable and accrued liabilities which increased cash flow by $566 thousand. The period over period increase in accounts payable and accrued liabilities was largely due to accrued taxes and marine vessel maintenance and operating costs. In addition, the increased levels of unearned operating lease income improved cash flow by $179 thousand. The increase was attributable to a period over period increase in unearned rents received.

•	Investing Activities

Net cash provided by investing activities decreased by $234 thousand, or 24%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash was mostly due to reduced payments received on direct financing leases and notes receivable totaling $288 thousand and $113 thousand, respectively, offset, in part, by a $168 thousand increase in proceeds from sales of lease assets.

The decreases in payments received on both direct financing leases and notes receivable were attributable to runoff of such assets; and the increase in net proceeds from sales of lease assets was mainly a result of a stronger demand for the types of assets sold during the current quarter as compared to the prior year period.

•	Financing Activities

Net cash used in financing activities decreased by $1.7 million, or 35%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was due to $500 thousand of gross proceeds from borrowings combined with a $1.2 million period over period reduction in net repayments made on a variety of outstanding borrowings, which have declined by approximately $5.8 million since June 2008.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $1.3 million, or 20%, for the first six months of 2009 as compared to the prior year period. The net reduction in cash flow was primarily due to decreases in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, unearned operating lease income and collections of outstanding receivables. These decreases in cash were offset, in part, by an increase in accounts payable and accrued liabilities.

The reduction in net operating results, as adjusted for non-cash items, reduced cash flow by $1.8 million and was primarily due to decreases in revenues from both operating and direct financing leases, combined with an increase in costs related to operating and maintaining the Company’s marine vessel. The decline in unearned operating lease income reduced cash by $353 thousand and was attributable to a period over period decrease in unearned rents received and increased amortization of unearned rents received in previous periods. Finally, the decrease in collection of accounts receivable reduced cash by $208 thousand and was mainly a result of lower amounts of billings accrued at year-end 2008 versus 2007. Accordingly, this resulted in lower amounts of receivable collected during the first six months of 2009 versus the prior year period.

The aforementioned decreases in cash were offset, in part, by increased levels of accounts payable and accrued liabilities which increased cash flow by $1.2 million. The period over period increase in accounts payable and accrued liabilities was largely due to accrued taxes and marine vessel refurbishing, maintenance and operating costs.

•	Investing Activities

Net cash provided by activities decreased by $171 thousand for the first six months of 2009 as compared to the prior year period. The net decrease in cash was comprised of a $365 thousand increase in costs attributable to operating lease assets and to decreases in payments received on direct financing leases and notes receivable totaling $346 thousand and $129 thousand, respectively. The aforementioned decreases were offset, in part, by a $669 thousand increase in proceeds from sales of lease assets.

The increase in costs attributable to operating lease assets represents capitalized improvement costs associated with the Company’s marine vessel; and the decreases in payments received on both direct financing leases and notes receivable were attributable to runoff of such assets.

The increase in proceeds from sales of lease assets was mainly due to the higher number of assets sold as a result of a period over period increase in terminating lease assets coupled with a stronger demand for the types of assets sold during the current year as compared to the prior year period.

•	Financing Activities

Net cash used in financing activities decreased by $3.5 million, or 31%, for the first six months of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was due to $1.5 million of gross proceeds from borrowings combined with a $2.0 million period over period reduction in net repayments made on a variety of outstanding borrowings, which have declined by approximately $5.8 million since June 2008.

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

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Receivable funding program

In addition to the Credit Facility, as of June 30, 2009, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of June 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

Under both the RF Program and Credit Facility:

Minimum Tangible Net Worth: $25 million (RF Program) and $15 million (Credit Facility)

Leverage Ratio (leverage to Tangible Net Worth): not to exceed 1.25 to 1

Under the Credit Facility Only:

Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility.

EBITDA to Interest Ratio: Not less than 2 to 1 for the four fiscal quarters just ended.

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $25 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $25.7 million, 0.50 to 1, and 17.9 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with generally accepted accounting principles (“GAAP”). The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2009 (in thousands):

Net income - GAAP basis	$1,347
Interest expense	429
Depreciation and amortization	5,048
Amortization of initial direct costs	78
Reversal of provision for doubtful accounts	(39)
Change in fair value of interest rate swap contracts	(109)
Payments received on direct finance leases	1,437
Payments received on notes receivable	308
Amortization of unearned income on direct finance leases	(676)
Amorization of unearned income on notes receivable	(125)

EBITDA (for Credit Facility financial covenant calculation only)	$7,698

Events of default, cross-defaults, recourse and security

The terms of both of the Facilities include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of either of the Facilities should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Facilities. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

In conjunction with the RF Program, the lender under the RF Program has entered into an inter-creditor agreement with the lenders under the Credit Facility with respect to priority and the sharing of collateral pools of the Company, including under the Acquisition Facility and Warehouse Facility. Among the provisions of the inter-creditor agreement are cross-default provisions among the Credit Facility and the RF Program.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph, and in connection with the RF Program, as noted above. The Facilities are cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth with respect to the Credit Facility, and $2.5 million with respect to the RF Program. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. For detailed information on the Company’s debt obligations, see Notes 6 to 8 in Item 1. Financial Statements.

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2009 through its results of operation. The company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009. At June 30, 2009, the net book value of such equipment was approximately $630 thousand and, as of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At June 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2009

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