Form 10-Q
period 2009-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2009-11-16
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$5,829	$2,142
Accounts receivable, net of allowance for doubtful accounts of $210 at September 30, 2009 and $100 at December 31, 2008	277	1,030
Notes receivable, net of unearned interest income of $450 at September 30, 2009 and $612 at December 31, 2008	1,700	3,653
Prepaid expenses and other assets	75	51
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $52,434 at September 30, 2009 and $55,818 at December 31, 2008	39,794	41,655

Total assets	$47,745	$48,601

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$167	$172
Accrued distributions to Other Members	1,209	1,209
Due to affiliate	1	—
Other	1,392	1,021
Deposits due lessees	90	129
Non-recourse debt	17,159	4,826
Interest rate swap contracts	80	225
Acquisition facility obligation	—	2,000
Receivables funding program obligation	3,436	8,009
Unearned operating lease income	1,191	950

Total liabilities	24,725	18,541

Members’ capital:
Managing Member	—	—
Other Members	23,020	30,060

Total Members’ capital	23,020	30,060

Total liabilities and Members’ capital	$47,745	$48,601

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$3,391	$4,501	$10,730	$13,292
Direct financing leases	457	397	1,133	1,366
Interest on notes receivable	36	93	161	289
Gain on sales of assets	161	13	524	81
Other revenue	9	9	42	153

Total revenues	4,054	5,013	12,590	15,181

Expenses:
Depreciation of operating lease assets	2,236	3,051	7,284	9,988
Asset management fees to Managing Member	279	306	657	734
Acquisition expense	4	—	4	—
Cost reimbursements to Managing Member	174	150	488	474
Provision (reversal of provision) for losses and doubtful accounts	417	(26)	378	(37)
Amortization of initial direct costs	33	70	111	228
Interest expense	256	248	685	849
Professional fees	135	14	287	203
Outside services	18	34	58	73
Insurance	20	41	60	70
Marine vessel maintenance and other operating costs	161	268	627	446
Other	121	56	332	235

Total operating expenses	3,854	4,212	10,971	13,263
Other income, net	210	41	138	19

Net income	$410	$842	$1,757	$1,937

Net income:
Managing Member	$220	$220	$660	$660
Other Members	190	622	1,097	1,277

	$410	$842	$1,757	$1,937

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.05	$0.09	$0.11
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	12,055,016	$39,665	$—	$39,665
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,245	880	2,125

Balance December 31, 2008	12,055,016	30,060	—	30,060
Distributions to Other Members ($0.67 per Unit)	—	(8,137)	—	(8,137)
Distributions to Managing Member	—	—	(660)	(660)
Net income	—	1,097	660	1,757

Balance September 30, 2009	12,055,016	$23,020	$—	$23,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net income	$410	$842	$1,757	$1,937
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(161)	(13)	(524)	(81)
Depreciation of operating lease assets	2,236	3,051	7,284	9,988
Amortization of initial direct costs	33	70	111	228
Amortization of unearned income on direct finance leases	(457)	(397)	(1,133)	(1,366)
Amortization of unearned income on notes receivable	(36)	(93)	(161)	(289)
Provision (reversal of provision) for losses and doubtful accounts	417	(26)	378	(37)
Change in fair value of interest rate swap contracts	(36)	(44)	(145)	16
Changes in operating assets and liabilities:
Due to affiliate	1	(9)	1	(8)
Accounts receivable	1,317	1,214	644	749
Prepaid and other assets	(52)	(34)	(24)	(10)
Accounts payable, Managing Member	8	(38)	(5)	(303)
Accounts payable, other	(177)	201	371	(162)
Deposits due lessees	(39)	—	(39)	37
Unearned operating lease income	106	178	241	666

Net cash provided by operating activities	3,570	4,902	8,756	11,365

Investing activities:
Purchases of equipment on operating leases	—	—	(365)	—
Purchases of equipment on direct financing leases	(6,054)	—	(6,054)	—
Proceeds from sales of lease assets	541	205	1,576	571
Payments of initial direct costs	(51)	—	(51)	—
Payments received on direct financing leases	1,018	1,083	2,455	2,866
Payments received on notes receivable	99	210	407	647

Net cash (used in) provided by investing activities	(4,447)	1,498	(2,032)	4,084

Financing activities:
Borrowings under acquisition facility	1,500	1,500	4,000	2,500
Repayments under acquisition facility	(4,500)	(1,000)	(6,000)	(3,000)
Repayments under receivables funding program	(1,869)	(2,385)	(4,573)	(5,790)
Proceeds from non-recourse debt	12,836	—	12,836	—
Repayments of non-recourse debt	(170)	(593)	(503)	(1,771)
Distributions to Other Members	(2,712)	(2,712)	(8,137)	(8,137)
Distributions to Managing Member	(220)	(220)	(660)	(660)

Net cash provided by (used in) financing activities	4,865	(5,410)	(3,037)	(16,858)

Net increase (decrease) in cash and cash equivalents	3,988	990	3,687	(1,409)
Cash and cash equivalents at beginning of period	1,841	1,927	2,142	4,326

Cash and cash equivalents at end of period	$5,829	$2,917	$5,829	$2,917

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$191	$255	$630	$876

Cash paid during the period for taxes	$13	$8	$76	$143

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,209	$1,209	$1,209	$1,209

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of September 30, 2009, 12,055,016 units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2009 and 2008 and long-lived tangible assets as of September 30, 2009 and December 31, 2008 (in thousands):

	For the nine months ended September 30,
	2009	% of Total	2008	% of Total
Revenue
United States	$11,309	90%	$14,005	92%

United Kingdom	1,014	8%	1,014	7%
Canada	267	2%	162	1%

Total International	1,281	10%	1,176	8%

Total	$12,590	100%	$15,181	100%

	As of September 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$36,504	92%	$39,004	94%

United Kingdom	1,800	4%	2,651	6%
Canada	1,490	4%	—	0%

Total International	3,290	8%	2,651	6%

Total	$39,794	100%	$41,655	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at September 30, 2009 and December 31, 2008.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

Other income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions.

The table below details the Company’s other income, net for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign currency gain (loss)	$174	$(3)	$(7)	$35
Change in fair value of interest rate swap contracts	36	44	145	(16)

	$210	$41	$138	$19

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has a note receivable from a borrower who had financed the purchase of equipment through the Company. At September 30, 2009, the original term of the note receivable is 120 months and bears an interest rate of 8.5%. The note is secured by the equipment financed. The note matures in 2016. The note was neither impaired nor placed in non-accrual status as of September 30, 2009 and December 31, 2008. As of September 30, 2009, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2009	$98
Year ending December 31, 2010	393
2011	393
2012	393
2013	295
2014	221
Thereafter	354

2,147
Less: portion representing unearned interest income	(450)

1,697
Unamortized indirect costs	3

Notes receivable, net	$1,700

Initial direct costs (“IDC”) amortization expense related to the note receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$—	$—	$1	$2
IDC amortization - lease assets	33	70	110	226

Total	$33	$70	$111	$228

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$35,945	$(1,938)	$(7,228)	$26,779
Net investment in direct financing leases	4,597	8,072	(1,324)	11,345
Assets held for sale or lease, net	1,302	935	(56)	2,181
Impairment loss reserve	(396)	(269)	6	(659)
Initial direct costs, net of accumulated amortization of $541 at September 30, 2009 and $718 at December 31, 2008	207	51	(110)	148

Total	$41,655	$6,851	$(8,712)	$39,794

IDC amortization expense related to operating leases and direct finance leases totaled $33 thousand and $70 thousand for the respective three-month periods ended September 30, 2009 and 2008, and $110 thousand and $226 thousand for the respective nine-month periods ended September 30, 2009 and 2008 (See Note 3).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the third quarter of 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $269 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. The Company had no Level 3 lease assets prior to the third quarter of 2009. There were no losses recorded during the first six months of 2009. As of December 31, 2008, the Company carried an impairment loss reserve of $396 thousand which was recorded during the fourth quarter of 2008. The impairment loss reserve was related to impaired construction and computer equipment. There were no impairments recorded during the first nine months of 2008.

Depreciation expense and impairment losses on property subject to operating leases and held for lease or sale consist of the following for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation of operating lease assets	$2,236	$3,051	$7,284	$9,988
Impairment losses	269	—	269	—

Total	$2,505	$3,051	$7,553	$9,988

All of the leased property was acquired in years beginning with 2002 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Transportation, other	$14,672	$—	$1,706	$16,378
Transportation, rail	13,300	—	—	13,300
Materials handling	21,615	—	(8,467)	13,148
Marine vessels	10,776	365	(1,025)	10,116
Manufacturing	11,459	—	(1,718)	9,741
Mining	12,651	—	(6,325)	6,326
Construction	1,758	—	(393)	1,365
Office furniture	580	—	(20)	560

	86,811	365	(16,242)	70,934
Less accumulated depreciation	(50,866)	(7,228)	13,939	(44,155)

Total	$35,945	$(6,863)	$(2,303)	$26,779

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at September 30, 2009 and December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $302 thousand and $433 thousand for the respective three months ended September 30, 2009 and 2008; and $538 thousand and $587 thousand for the respective nine months ended September 30, 2009 and 2008.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2009.

Direct financing leases:

As of September 30, 2009, investment in direct financing leases consists of mining and materials handling equipment, and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$20,766	$6,974
Estimated residual values of leased equipment (unguaranteed)	2,334	681

Investment in direct financing leases	23,100	7,655
Less unearned income	(11,755)	(3,058)

Net investment in direct financing leases	$11,345	$4,597

Net investment in direct financing leases placed in non-accrual status	$174	$—

At September 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$1,899	$773	$2,672
Year ending December 31, 2010	5,838	3,818	9,656
2011	2,205	3,669	5,874
2012	1,227	4,076	5,303
2013	844	2,299	3,143
2014	844	2,299	3,143
Thereafter	656	3,832	4,488

	$13,513	$20,766	$34,279

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost reimbursements to Managing Member	$174	$150	$488	$474
Asset management fees to Managing Member	279	306	657	734
Acquisition and initial direct costs paid to Managing Member	56	—	56	—

	$509	$456	$1,201	$1,208

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse debt:

At September 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2009, gross operating lease rentals and future payments on direct financing leases totaled approximately $21.1 million over the remaining lease terms; and the carrying value of the pledged assets is $13.4 million. The notes mature at various dates from 2010 through 2016.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2009	$536	$277	$813
Year ending December 31, 2010	2,233	1,021	3,254
2011	2,269	874	3,143
2012	2,421	722	3,143
2013	2,583	560	3,143
2014	2,757	386	3,143
Thereafter	4,360	248	4,608

	$17,159	$4,088	$21,247

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

As of September 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	September 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(2,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition facility	—	(6,823)

Total remaining available under the acquisition and warehouse facilities	$75,000	$66,177

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2008 was approximately $313 thousand.

As of September 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.1 million, 0.90 to 1, and 16.99 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the third quarter of 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.91% and 2.29% for the three and nine months ended September 30, 2009, respectively. As of December 31, 2008, the effective interest rate on borrowings ranged from 2.69% to 3.25%; and the weighted average interest rate on borrowings was 4.83% and 5.66% for the three and nine months ended September 30, 2008.

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

As of September 30, 2009, the investment program participants were the Company, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

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

8. Receivable funding program:

As of September 30, 2009, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender receives liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related contingency triggers and is scheduled to mature in August 2011 when advances under the RF Program have to be repaid in full.

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

The Company had approximately $3.4 million and $8.0 million outstanding under the RF Program at September 30, 2009 and December 31, 2008, respectively. During the three months ended September 30, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $4 thousand and $11 thousand, respectively. During the nine months ended September 30, 2009 and 2008, such fees totaled $23 thousand and $36 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of September 30, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $3.4 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.84% to 3.27%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $8.0 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income/(loss).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

At September 30, 2009 and December 31, 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2009	Notional Balance September 30, 2009	Swap Value September 30, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$724	$724	$(13)	3.75%
March 22, 2005	9,892	881	881	(28)	4.31%
December 15, 2005	13,047	1,404	1,404	(26)	4.80%
January 9, 2006	2,500	427	427	(13)	4.81%

	$45,439	$3,436	$3,436	$(80)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,291	$2,291	$(43)	3.75%
March 22, 2005	9,892	2,365	2,365	(74)	4.31%
December 15, 2005	13,047	2,505	2,505	(79)	4.80%
January 9, 2006	2,500	848	848	(29)	4.81%

	$45,439	$8,009	$8,009	$(225)

The fair value of the interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, such swap contracts are classified within Level 2 of the valuation hierarchy.

At September 30, 2009, the minimum repayment schedule under the RF Program is as follows (in thousands):

Three months ending December 31, 2009	$1,031
Year ending December 31, 2010	1,990
2011	415

$3,436

At September 30, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $3.9 million at their discounted present value.

The weighted average interest rate on the RF Program was 1.45% and 3.58% during the respective three months ended September 30, 2009 and 2008, and 2.43% and 4.11% during the respective nine months ended September 30, 2009 and 2008. The RF Program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2009.

9. Commitments:

At September 30, 2009, the Company had commitments to purchase lease assets totaling approximately $6.0 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Guarantees (continued):

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

11. Member’s capital:

As of September 30, 2009 and December 31, 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributions declared	$2,712	$2,712	$8,137	$8,137
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.67

12. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009 and December 31, 2008, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at September 30, 2009, the Company measured the fair value of impaired off-lease assets on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value of financial instruments (continued):

Impaired off-lease assets

During the third quarter of 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $269 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. There were no impaired lease assets as of December 31, 2008. The Company had no Level 3 lease assets prior to the third quarter of 2009.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$609	$—	$—	$609

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$80	$—	$80	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$225	$—	$225	$—

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,829	$5,829	$2,142	$2,142
Notes receivable	1,700	1,700	3,653	3,653

Financial liabilities:
Non-recourse debt	17,159	17,415	4,826	5,274
Borrowings	3,436	3,436	10,009	10,009
Interest rate swap contracts	80	80	225	225

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Company had net income of $410 thousand and $842 thousand for the third quarters of 2009 and 2008, respectively. The period over period change reflects both a decrease in total revenues and a decrease in total operating expenses.

Revenues

Total revenues for the third quarter of 2009 decreased by $959 thousand, or 19%, as compared to the prior year period. The net decline in total revenues was comprised of reductions in revenues from operating leases and interest on notes receivable offset, in part, by increases in revenues from direct financing leases and gain on sales of lease assets.

The decrease in operating lease revenues totaled $1.1 million and was attributable to runoff of the lease portfolio and subsequent sales of lease assets; and interest on the notes decreased by $57 thousand mainly due to lower notes receivable balances, due mainly to maturities and/or early termination of the notes.

Partially offsetting the aforementioned decreases in revenues was a $148 thousand period over period increase in gains on sales of assets and a $60 thousand increase in revenues from direct financing leases. The increase in gains on sales was mainly due to a stronger demand for the assets available for sale during the current quarter as compared to the prior year period; and the increase in revenues from direct financing leases reflects revenues from a new lease which commenced in September 2009.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2009.

Expenses

Total operating expenses for the third quarter of 2009 decreased by $358 thousand, or 8%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs and amortization of initial direct costs totaling $815 thousand, $107 thousand and $37 thousand, respectively. These decreases were offset, in part, by increases in the provision for losses and doubtful accounts, professional fees and other expense totaling $443 thousand, $121 thousand and $65 thousand, respectively.

The decrease in depreciation expense was primarily a result of continued run-off of the Company’s lease portfolio as well as lease asset sales since September 30, 2008. The cost of operating and maintaining the Company’s marine vessel declined largely due to a period over period reduction in required repairs done on the vessel; and amortization of initial direct costs related to asset acquisitions was reduced largely due to the period over period decline in acquisition phase activity as the Company has approached full investment.

As partial offsets to the aforementioned decreases in expenses, the provision for losses and doubtful accounts increased as a result of impairment losses recognized on certain inventoried lease assets, and a reserve established for an aged receivable. Likewise, professional fees increased largely due to a period over period increase in legal fees primarily related to the new direct financing lease; and other expense increased primarily due to higher tax related accruals.

Other

The Company recorded other income, net totaling $210 thousand and $41 thousand for the third quarter of 2009 and 2008, respectively. The increase in other income, net was a result of a $177 thousand favorable change in foreign currency transaction gains and losses recognized during the third quarter of 2009 as compared to the prior year period, coupled with $8 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency gains was largely due to the quarter over quarter weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions; and the decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Company had net income of $1.8 million and $1.9 million for the first nine months of 2009 and 2008, respectively. Results for the first nine months of 2009 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenues for the first nine months of 2009 decreased by $2.6 million, or 17%, as compared to the prior year period. The net decline in total revenues was comprised of reductions in revenues from operating leases and direct financing leases, interest on notes receivable and other revenue offset, in part, by an increase in gain on sales of lease assets.

The decrease in operating lease revenues totaled $2.6 million and was attributable to runoff and sales of the lease assets. Likewise, revenues from direct financing leases were reduced by $233 thousand due to runoff of the portfolio. Interest income on the notes receivable was reduced by $128 thousand primarily as a result of maturities and/or early termination of the notes; and other revenue declined by $111 thousand primarily due to a 2008 gain on the sale of an investment security and decreased interest income on the Company’s cash deposits.

Partially offsetting the aforementioned decreases in revenues was a $443 thousand period over period increase in gains on sales of assets. The increase in gains on sales of assets was mainly due to the higher number of assets sold as a result of a period over period increase in terminating lease assets coupled with the stronger demand for the assets available for sale during the first nine months of 2009 as compared to the prior year period.

Expenses

Total expenses for the first nine months of 2009 decreased by $2.3 million, or 17%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, amortization of initial direct costs related to asset acquisitions, and management fees to AFS offset, in part, by an increase in the provision for losses and doubtful accounts, the cost of operating and maintaining the Company’s marine vessel, and other expense.

The decrease in depreciation expense totaling $2.7 million was attributable to run-off and lease asset sales since September 30, 2008. Interest expense was reduced by $164 thousand largely due to a decline in outstanding debt through September 2009 at which point, the Company leveraged a lease with new non-recourse debt. In addition, amortization of initial direct costs related to asset acquisitions declined by $117 thousand as a result of the decline in acquisition phase activity as the Company has approached full investment; and asset management fees paid to AFS decreased by $77 thousand primarily due to the period over period decline in managed assets and related rents resulting from liquidation stage activities.

As partial offsets to the aforementioned decreases in expenses, the provision for losses and doubtful accounts increased by $415 thousand as a result of impairment losses recognized on certain inventoried lease assets, and a reserve established for an aged receivable. Likewise, marine vessel maintenance and operating costs increased by $181 thousand as a result of increased vessel activity. Moreover, other expense increased by $97 thousand primarily due to higher tax related accruals; and professional fees increased by $84 thousand largely due to a period over period increase in legal and tax services related fees.

Other

The Company recorded other income, net totaling $138 thousand and $19 thousand for the first nine months of 2009 and 2008, respectively. The $119 thousand increase was comprised of a $161 thousand favorable change in the fair value of the Company’s interest rate swap offset, in part, by a $42 thousand unfavorable change in foreign currency transaction gains and losses recognized during the first nine months of 2009 as compared to the prior year period.

The improvement in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts since September 30, 2008 offset, in part, by the impact of the lower interest rate environment; and the increase in foreign currency losses was largely due to the year over year strength of the U.S. currency against the British pound. The British pound comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for the three and six months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $1.3 million, or 27%, for the third quarter of 2009 as compared to the prior year period. The net reduction in cash flow was primarily due to reduced net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, and decreases in accounts payable and accrued liabilities, and unearned operating lease income. These decreases were offset, in part, by an increase in collections of outstanding receivables.

The decline in net operating results, as adjusted for non-cash items, reduced cash flow by $984 thousand and was primarily due to the decrease in operating lease revenues and interest income on the notes receivable. The period over period decrease in accounts payable and accrued liabilities reduced cash flow by $332 thousand and was primarily a result of increased payments of taxes and marine vessel maintenance and operating costs during the current quarter; and the decline in unearned operating lease income reduced cash by $72 thousand and was attributable to a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

Partially offsetting the above mentioned decreases in cash flow was a the impact of increased collections of accounts receivable which improved cash flow by $103 thousand and was mainly a result of higher amounts of billings accrued at the end of the second quarter of 2009 versus the same period in 2008. Accordingly, this resulted in higher amounts of receivable collected during the third quarter of 2009 versus the prior year period.

•	Investing Activities

Net cash used in investing activities totaled $4.4 million for the third quarter of 2009 as compared to cash provided by investing activities totaling $1.5 million for the prior year period, a decrease of $5.9 million. The net decrease in cash flow reflects approximately $6.1 million of cash used to refurbish existing assets relative to a new direct financing lease. In addition, cash flow decreased by a combined $176 thousand as a result of reduced payments received on notes receivable and direct financing leases, both of which decreased due to runoff of such assets.

The aforementioned decreases in cash flow were offset, in part, by a $336 thousand increase in net proceeds from sales of lease assets, which was mainly a result of a stronger demand for the types of assets sold during the current quarter as compared to the prior year period.

•	Financing Activities

Net cash provided by financing activities totaled $4.9 million for the third quarter of 2009 as compared to cash used of $5.4 million for the third quarter of 2008, an increase of $10.3 million. The increase in cash flow was primarily due to approximately $12.8 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets. This increase in cash flow was partially offset by a $2.6 million net increase in repayments made on a variety of outstanding borrowings.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $2.6 million, or 23%, for the first nine months of 2009 as compared to the prior year period. The net reduction in cash flow was primarily due to decreases in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, unearned operating lease income and collections of outstanding receivables. These decreases in cash were offset, in part, by an increase in accounts payable and accrued liabilities.

The reduction in net operating results, as adjusted for non-cash items, reduced cash flow by $2.8 million and was primarily due to decreases in revenues from both operating and direct financing leases, and interest income on the combined with an increase in costs related to operating and maintaining the Company’s marine vessel. The decline in unearned operating lease income reduced cash by $425 thousand and was attributable to a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods. Moreover, the decrease in collection of accounts receivable reduced cash by $105 thousand and was mainly a result of lower amounts of billings accrued at year-end 2008 versus 2007. Accordingly, this resulted in lower amounts of receivable collected during the first nine months of 2009 versus the prior year period.

The aforementioned decreases in cash were offset, in part, by increased levels of accounts payable and accrued liabilities which increased cash flow by $830 thousand. The period over period increase in accounts payable and accrued liabilities was largely due to accrued taxes and marine vessel refurbishing, maintenance and operating costs.

•	Investing Activities

Net cash used in investing activities totaled $2.0 million for the first nine months of 2009 as compared to cash provided by activities totaling $4.1 million for the prior year period, a decrease of $6.1 million. The net decrease in cash flow was primarily due to approximately $6.1 million of cash used to refurbish existing assets relative to a new direct financing lease. Cash flow also decreased by $411 thousand and $240 thousand as a result of reduced payments received on notes receivable and direct financing leases, both of which decreased due to runoff of such assets. Moreover, cash flow decreased by $365 thousand due to capitalized improvement costs associated with the Company’s marine vessel.

The aforementioned decreases in cash flow were offset, in part, by a $1.0 million increase in net proceeds from sales of lease assets, which was mainly a result of a stronger demand for the types of assets sold during the current year as compared to the prior year period.

•	Financing Activities

Net cash used in financing activities decreased by $13.8 million, or 82%, for the first nine months of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was largely due to $12.8 million of gross proceeds from the non-recourse debt, as previously noted, as well as a $1.5 million proceeds from borrowings against the Company’s acquisition facility. The aforementioned increases in cash flow were offset, in part, by a $515 thousand period over period increase in net repayments made on a variety of outstanding borrowings.

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

Receivable funding program

In addition to the Credit Facility, as of September 30, 2009, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The Credit Facility and the RF Program (collectively, the “Facilities”) include certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Facilities, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Facilities as of September 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Facilities and these covenants are described below.

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

Minimum Tangible Net Worth: $15 million (RF Program) and $15 million (Credit Facility)

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Facilities. As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $15 million and under the RF Program was $15 million, the permitted maximum leverage ratio under the Facilities was 1.25 to 1, and under the Credit Facility, the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $23.1 million, 0.90 to 1, and 16.99 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA which is not in accordance with generally accepted accounting principles (“GAAP”). The EBITDA is utilized by the Company to calculate one of its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended September 30, 2009 (in thousands):

Net income - GAAP basis	$1,757
Interest expense	685
Depreciation and amortization	7,284
Amortization of initial direct costs	111
Provision for doubtful accounts	378
Change in fair value of interest rate swap contracts	(145)
Payments received on direct finance leases	2,455
Payments received on notes receivable	407
Amortization of unearned income on direct finance leases	(1,133)
Amortization of unearned income on notes receivable	(161)

EBITDA (for Credit Facility financial covenant calculation only)	$11,638

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2009. At September 30,

2009, the net book value of such equipment was approximately $587 thousand and, as of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At September 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2009

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