Form 10-K
period 2009-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2010-03-29
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated January 16, 2001, filed pursuant to Rule 424(b) (Commission File No. 333-47196) is hereby incorporated by reference into Part IV hereof.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund IX, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on September 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2020. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of December 31, 2009, 12,055,016 Units remain issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended on December 31, 2009 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction is determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. There can be no assurance that such financing will continue to be available to the Company in the future.

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2009, the amount of such securitized borrowings was $2.4 million.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2009, the Company had purchased equipment with a total acquisition price of $175.7 million. The Company also had investments in notes receivable of which $2.6 million remained outstanding at December 31, 2009.

The Company’s objective has been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total
Lessee	Type of Equipment	2009	2008
The Sabine Mining Company	Mining	16%	10%
Ford Motor Company	Materials handling	*	11%
Whirlpool Corporation	Materials handling	*	11%

*	Less than 10%

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

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2009 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	26.23%
Materials handling	34,865	20.08%
Transportation, other	15,700	9.04%
Construction	15,513	8.94%
Aviation	13,644	7.86%
Transportation, rail	13,458	7.75%
Marine vessels	12,841	7.40%
Computers	6,143	3.54%
Logging/Lumber	4,176	2.41%
Manufacturing	4,004	2.31%
Other	7,725	4.44%

	$173,599	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	25.48%
Transportation, other	25,960	14.95%
Manufacturing	19,256	11.09%
Electronics	16,926	9.75%
Oil/Gas	8,709	5.02%
Health services	7,704	4.44%
Retail	7,662	4.41%
Communications	7,561	4.36%
Transportation, rail	7,467	4.30%
Wood/Lumber products	6,530	3.76%
Transportation, marine	6,241	3.60%
Construction	5,365	3.09%
Paper products	4,549	2.62%
Other	5,441	3.13%

	$173,599	100.00%

From inception to December 31, 2009, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$14,104	$10,229	$10,096
Materials handling	12,931	1,848	13,742
Mining equipment	9,788	4,754	8,584
Construction	5,450	2,349	5,312
Computers	5,353	928	4,936
Marine vessels	1,025	—	1,058
Transportation, other	275	96	362
Transportation, rail	159	119	79
Other	3,732	1,969	3,183

	$52,817	$22,292	$47,352

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009 and 2008, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2009 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$3,719	26.92%
Aircraft	2,680	19.40%
Storage facility	2,503	18.12%
Research	1,977	14.31%
Manufacturing	1,083	7.84%
Telecommunications	503	3.64%
Furniture/Fixtures	320	2.32%
Other	1,028	7.45%

	$13,813	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$4,086	29.58%
Communications	3,360	24.33%
Transportation, air	2,680	19.40%
Business services	1,750	12.67%
Health services	940	6.80%
Electric/Gas	500	3.62%
Electronics	350	2.53%
Industrial machinery	147	1.07%

	$13,813	100.00%

From inception to December 31, 2009, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$5,484	$328	$4,333
Manufacturing	1,083	—	697
Telecommunications	495	287	365
Research	480	15	573
Furniture/Fixtures	88	—	98

	$7,630	$630	$6,066

For further information regarding the Company’s notes receivable portfolio as of December 31, 2009, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company operates in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 3,072 investors were Unitholders of record holders in the Company.

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

The rate for monthly distributions from 2009 operations was $0.075 per Unit for the period from January through December 2009. Likewise, the rate for monthly distributions from 2008 operations was $0.075 per Unit for the period from January through December 2008. The rate for each of the quarterly distributions paid in 2009 and 2008 was $0.225 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2009	2008
Net income per Unit, based on weighted average Units outstanding	$0.14	$0.10
Return of investment	0.76	0.80

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.90	$0.90

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL Capital Equipment Fund IX, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in September 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

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

The Company may continue until December 31, 2020. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2009. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2009	2008
Mining	32%	21%
Manufacturing	23%	36%
Marine transportation/Transportation, other	16%	18%
Rail transportation	12%	12%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total
Lessee	Type of Equipment	2009	2008
The Sabine Mining Company	Mining	16%	10%
Ford Motor Company	Materials handling	*	11%
Whirlpool Corporation	Materials handling	*	11%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of liquidation stage activities commencing January 1, 2010.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2009. The utilization percentage of existing assets under lease was 83% and 88% as of December 31, 2009 and 2008, respectively.

2009 vs. 2008

The Company had net income of $2.6 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. Results for 2009 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenues for 2009 decreased by $2.5 million, or 12%, as compared to the prior year. The net decline in total revenues was comprised of reductions in revenues from operating leases, interest on notes receivable and other revenue offset, in part, by an increase in gain on sales of lease assets.

The decrease in operating lease revenues totaled $3.4 million and was attributable to runoff and sales of the lease assets. Interest income on the notes receivable was reduced by $177 thousand primarily as a result of maturities and/or early termination of the notes; and other revenue declined by $124 thousand primarily due to a 2008 gain recognized on the sale of an investment security and the year over year decline in interest income on the Company’s cash deposit, which declined as a result of the change in the Company’s depository account to a non-interest bearing account to ensure maximum FDIC insurance coverage on deposits.

Partially offsetting the aforementioned decreases in revenues was a $1.3 million year over year increase in gains on sales of assets. The increase in gains on sales of assets was mainly due to the higher number of assets sold as a result of an increase in terminating lease assets coupled with the stronger demand for the assets available for sale during 2009 as compared to the prior year.

Expenses

Total expenses for 2009 decreased by $2.6 million, or 15%, as compared to the prior year. The net decline in expenses was primarily due to decreases in depreciation expense, amortization of initial direct costs related to asset acquisitions, interest expense and management fees to AFS offset, in part, by increases in lease impairment losses, the provision for credit losses, the cost of operating and maintaining the Company’s marine vessel, other expense and acquisition expense.

The decrease in depreciation expense, totaling $3.7 million, was attributable to runoff and lease asset sales since December 31, 2008. Amortization of initial direct costs related to asset acquisitions declined by $162 thousand as a result of the decline in acquisition phase activity as the Company has approached full investment. In addition, interest expense was reduced by $69 thousand largely due to a decline in outstanding debt through September 2009 at which point, the Company financed a lease with new non-recourse debt; and asset management fees paid to AFS decreased by $67 thousand primarily due to the year over year decline in managed assets and related rents.

As partial offsets to the aforementioned decreases in expenses, impairment losses increased by $650 thousand as the Company adjusted the cost basis of certain impaired leased and off-lease assets. The provision for credit losses also increased by $219 thousand as a result of a reserve established for an aged receivable. Likewise, marine vessel maintenance and operating costs increased by $168 thousand as a result of a year over year increase in vessel activity. In addition, other expense increased by $143 thousand primarily due to higher tax related accruals and increased bank charges; and acquisition expense increased by $126 thousand as a result of new leases and loans funded during the latter half of 2009.

Other

The Company recorded other income, net totaling $164 thousand for 2009 and other expense, net totaling $193 thousand for 2008. The $357 thousand increase was comprised of a $318 thousand favorable change in the fair value of the Company’s interest rate swap contracts and a $39 thousand favorable change in foreign currency transaction gains and losses recognized during 2009 as compared to the prior year.

The improvement in the value of the interest rate swaps was mostly driven by the decline in the notional balance of outstanding contracts since December 31, 2008 offset, in part, by the impact of the lower interest rate environment; and the decrease in foreign currency losses was largely due to the year over year weakness of the U.S. currency against the British pound. The British pound comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for 2009 when compared to the prior year are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $4.1 million for the year ended December 31, 2009 as compared to the prior year. The net reduction in cash flow was primarily due to decreases in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, collections of outstanding receivables and unearned operating lease income. These decreases in cash were offset, in part, by a net increase in accounts payable and accrued liabilities.

The reduction in net operating results, as adjusted for non-cash items, reduced cash flow by $3.9 million and was primarily due to the decrease in revenues from operating leases combined with increases in costs related to operating and maintaining the Company’s marine vessel, other expense and acquisition expense. The decrease in collection of accounts receivable reduced cash flow by $456 thousand and was mainly a result of lower amounts of billings accrued at year-end 2008 versus 2007. Accordingly, this resulted in lower amounts of receivable collected during 2009 versus the prior year. Moreover, the decline in unearned operating lease income reduced cash flow by $439 thousand and was attributable to the decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

The aforementioned decreases in cash were offset, in part, by increased levels of accounts payable and accrued liabilities which increased cash flow by $764 thousand. The year over year increase in accounts payable and accrued liabilities was largely due to increases in accrued taxes and marine vessel refurbishing, maintenance and operating costs.

•	Investing Activities

Net cash used in investing activities totaled $6.1 million for 2009 as compared to cash provided by activities totaling $5.1 million for the prior year. The $11.3 million net decrease in cash flow was primarily due to approximately $11.4 million of cash used to refurbish existing assets relative to new direct financing leases, and $1.8 million used to originate new operating leases during the latter half of 2009. Cash flow also decreased by $399 thousand and $346 thousand as a result of reduced payments received on direct financing leases and notes receivable, both of which decreased due to runoff of such assets. Moreover, cash flow decreased by $365 thousand due to capitalized improvement costs associated with the Company’s marine vessel.

The aforementioned decreases in cash flow were offset, in part, by a $3.1 million increase in net proceeds from sales of lease assets, which was mainly a result of the stronger demand for the types of assets sold during 2009 as compared to the prior year.

•	Financing Activities

Net cash provided by financing activities totaled $4.5 million for 2009 as compared to cash used of $21.1 million for 2008. The $25.6 million increase in cash flow was primarily due to $24.9 million of gross proceeds from the non-recourse debt, as previously noted, as well as a $698 thousand year over year decrease in net repayments made on a variety of outstanding borrowings.

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

Revolving credit facility

On December 30, 2009, the Company’s participation in a revolving credit facility with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 30, 2009, the Company participated with AFS and certain of its affiliates in a revolving credit facility comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Receivable funding program

As of December 31, 2009, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 upon repayment in full of all outstanding amounts due under the Program.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of December 31, 2009. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

Material financial covenants

Under the RF Program, the Company is required to maintain a specific tangible net worth and leverage ratio, and to comply with other terms expressed in the RF Program, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $15 million

Leverage Ratio (leverage to Tangible Net Worth): not to exceed 2.00 to 1

“Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of December 31, 2009, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $20.9 million and 1.48 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company was in compliance with all such material financial covenants.

Events of default, cross-defaults, recourse and security

The terms of the RF Program include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the RF Program should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the RF Program. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2009. At December 31, 2009, the net book value of such equipment was approximately $1.9 million. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed in non-accrual status as of December 31, 2009. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. There were no lease contracts in non-accrual status as of December 31, 2008.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At December 31, 2009, the Company had commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2.7 million and $500 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective lessee or not be accepted by the Company. There were no cancellations subsequent to year-end.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2010

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$10,189	$2,142
Accounts receivable, net of allowance for doubtful accounts of $275 at December 31, 2009 and $100 at December 31, 2008	814	1,030
Notes receivable, net of unearned interest income of $653 at December 31, 2009 and $612 at December 31, 2008	2,628	3,653
Prepaid expenses and other assets	46	51
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $45,823 at December 31, 2009 and $55,818 at December 31, 2008	45,466	41,655

Total assets	$59,213	$48,601

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$325	$172
Due to affiliates	3,595	—
Accrued distributions to Other Members	1,209	1,209
Other	1,340	1,021
Deposits due lessees	90	129
Non-recourse debt	28,663	4,826
Interest rate swap contracts	53	225
Acquisition facility obligation	—	2,000
Receivables funding program obligation	2,405	8,009
Unearned operating lease income	585	950

Total liabilities	38,265	18,541

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,948	30,060

Total Members’ capital	20,948	30,060

Total liabilities and Members’ capital	$59,213	$48,601

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Leasing activities:
Operating leases	$14,050	$17,478
Direct financing leases	1,933	1,932
Interest on notes receivable	203	380
Gain on sales of assets	1,350	98
Other revenue	59	183

Total revenues	17,595	20,071

Expenses:
Depreciation of operating lease assets	9,295	12,996
Asset management fees to Managing Member	835	902
Acquisition expense	126	—
Cost reimbursements to Managing Member	670	626
Provision (reversal of provision) for credit losses	175	(44)
Impairment losses	1,046	396
Amortization of initial direct costs	143	305
Interest expense	1,020	1,089
Professional fees	363	315
Outside services	102	101
Insurance	88	99
Marine vessel maintenance and other operating costs	799	631
Other	480	337

Total operating expenses	15,142	17,753
Other income (expense), net	164	(193)

Net income	$2,617	$2,125

Net income:
Managing Member	$880	$880
Other Members	1,737	1,245

	$2,617	$2,125

Net income per Limited Liability Company Unit (Other Members)	$0.14	$0.10
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	12,055,016	$39,665	$—	$39,665
Distributions to Other Members ($0.90 per Unit)	—	(10,850)	—	(10,850)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,245	880	2,125

Balance December 31, 2008	12,055,016	30,060	—	30,060
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,737	880	2,617

Balance December 31, 2009	12,055,016	$20,948	$—	$20,948

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net income	$2,617	$2,125
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(1,350)	(98)
Depreciation of operating lease assets	9,295	12,996
Amortization of initial direct costs	143	305
Amortization of unearned income on direct financing leases	(1,933)	(1,932)
Amortization of unearned income on notes receivable	(203)	(380)
Provision (reversal of provision) for credit losses	175	(44)
Impairment losses	1,046	396
(Gain) loss on interest rate swap contracts	(172)	146
Changes in operating assets and liabilities:
Accounts receivable	(33)	423
Prepaid and other assets	5	(3)
Accounts payable, Managing Member	153	(283)
Accounts payable, affiliates	8	—
Accounts payable, other	318	(2)
Deposits due lessees	(39)	37
Unearned operating lease income	(368)	71

Net cash provided by operating activities	9,662	13,757

Investing activities:
Purchases of equipment on operating leases	(2,125)	—
Purchases of equipment on direct financing leases	(11,359)	—
Proceeds from sales of lease assets	3,766	690
Payments of initial direct costs	(97)	—
Payments received on direct financing leases	3,185	3,584
Payments received on notes receivable	511	857

Net cash (used in) provided by investing activities	(6,119)	5,131

Financing activities:
Borrowings under acquisition facility	4,000	4,000
Repayments under acquisition facility	(6,000)	(3,500)
Repayments under receivables funding program	(5,604)	(7,470)
Proceeds of non-recourse debt	24,877	—
Repayments of non-recourse debt	(1,040)	(2,372)
Distributions to Other Members	(10,849)	(10,850)
Distributions to Managing Member	(880)	(880)

Net cash provided by (used in) financing activities	4,504	(21,072)

Net increase (decrease) in cash and cash equivalents	8,047	(2,184)
Cash and cash equivalents at beginning of year	2,142	4,326

Cash and cash equivalents at end of year	$10,189	$2,142

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$964	$1,116

Cash paid during the year for taxes	$196	$150

Schedule of non-cash transactions:
Transfer of operating lease assets from affiliates	$2,674	$—

Transfer of investments in notes receivable from affiliates	$1,000	$—

Distributions payable to Other Members at year end	$1,209	$1,209

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on September 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2020. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of December 31, 2009, 12,055,016 Units remain issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended on December 31, 2009 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable, accounts receivable and interest rate swaps. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2009 and 2008.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2009 and 2008 and long-lived assets as of December 31, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2009	% of Total	2008	% of Total
Revenue
United States	$15,889	90%	$18,506	92%

United Kingdom	1,330	8%	1,353	7%
Canada	376	2%	212	1%

Total International	1,706	10%	1,565	8%

Total	$17,595	100%	$20,071	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

	As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$42,552	94%	$39,004	94%

United Kingdom	1,532	3%	2,651	6%
Canada	1,382	3%	—	0%

Total International	2,914	6%	2,651	6%

Total	$45,466	100%	$41,655	100%

Derivative financial instruments:

The Company records all derivatives as either assets or liabilities in the balance sheet, measures those instruments at fair value and recognizes the offsetting gains or losses as adjustments to net income (loss). Credit exposure from derivative financial instruments that are assets arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the year ended December 31, 2009 and 2008, the Company recognized foreign currency losses of $8 thousand and $47 thousand, respectively, which are included in other income (expense), net for each of the reporting years.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at December 31, 2009 and 2008. See note 14 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2009 and 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2009 and 2008, the related provision for state income taxes was approximately $272 thousand and $138 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 (in thousands):

	2009	2008
Financial statement basis of net assets	$20,948	$30,060
Tax basis of net assets (unaudited)	20,971	27,814

Difference	$(23)	$2,246

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net income per financial statements	$2,617	$2,125
Tax adjustments (unaudited):
Adjustment to depreciation expense	604	161
Provision for losses and doubtful accounts	175	(44)
Adjustments to revenues / other expenses	986	2,269
Adjustments to gain on sales of assets	(320)	12
Other	824	—

Income per federal tax return (unaudited)	$4,886	$4,523

Other income (expense), net:

Other income (expense), net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income (expense), net for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Foreign currency loss	$(8)	$(47)
Change in fair value of interest rate swap contracts	172	(146)

	$164	$(193)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2009	2008
Mining	32%	21%
Manufacturing	23%	36%
Marine transportation/Transportation, other	16%	18%
Rail transportation	12%	12%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
The Sabine Mining Company	Mining	16%	10%
Ford Motor Company	Materials handling	*	11%
Whirlpool Corporation	Materials handling	*	11%

*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2009, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.5% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2009 and 2008. As of December 31, 2009, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2010	$828
2011	795
2012	761
2013	320
2014	221
Thereafter	353

3,278
Less: portion representing unearned interest income	(653)

2,625
Unamortized indirect costs	3

Notes receivable, net	$2,628

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
IDC amortization - notes receivable	$2	$3
IDC amortization - lease assets	141	302

Total	$143	$305

5. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2008	$144
Provision	—
Charge-offs and/or recoveries	(44)

Balance December 31, 2008	$100
Provision	175
Charge-offs and/or recoveries	—

Balance December 31, 2009	$275

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$35,945	$(709)	$(9,239)	$25,997
Net investment in direct financing leases	4,597	15,282	(1,435)	18,444
Assets held for sale or lease, net	906	12	(56)	862
Initial direct costs, net of accumulated amortization of $467 and $718 at December 31, 2009 and 2008, respectively	207	97	(141)	163

Total	$41,655	$14,682	$(10,871)	$45,466

For the years ended December 31, 2009 and 2008, IDC amortization expense related to operating leases and direct financing leases was $141 thousand and $302 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2009, the Company deemed certain operating lease and off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $1.0 million to the cost basis of such assets. For the year ended December 31, 2008, the Company recorded an impairment loss of $396 thousand. The impairment loss was related to impaired construction and computer equipment.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008
Depreciation of operating lease assets	$9,295	$12,996
Impairment losses	1,046	396

Total	$10,341	$13,392

All of the leased property was acquired during the years 2001 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2009
Transportation, other	$14,672	$1,965	$1,524	$18,161
Transportation, rail	13,300	—	—	13,300
Materials handling	21,615	798	(10,179)	12,234
Marine vessels	10,776	365	(1,025)	10,116
Manufacturing	11,459	—	(4,635)	6,824
Natural gas compressors	—	1,671	—	1,671
Construction	1,758	—	(682)	1,076
Office furniture	580	—	(20)	560
Mining	12,651	—	(12,651)	—

	86,811	4,799	(27,668)	63,942
Less accumulated depreciation	(50,866)	(9,239)	22,160	(37,945)

Total	$35,945	$(4,440)	$(5,508)	$25,997

The average estimated residual value for assets on operating leases was 23% and 24% of the assets’ original cost at December 31, 2009 and 2008, respectively.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $841 thousand and $1.0 million for the years ended December 31, 2009 and 2008, respectively.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2009, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

At December 31, 2009, the net book value of such equipment was approximately $1.9 million. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed in non-accrual status as of December 31, 2009. There were no lease contracts in non-accrual status as of December 31, 2008.

Direct financing leases:

As of December 31, 2009, investment in direct financing leases consists of mining, materials handling equipment and office furniture. As of December 31, 2008, such investment consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$35,093	$6,974
Estimated residual values of leased equipment (unguaranteed)	3,864	681

Investment in direct financing leases	38,957	7,655
Less unearned income	(20,513)	(3,058)

Net investment in direct financing leases	$18,444	$4,597

Net investment in direct financing leases placed in non-accrual status	$48	$—

At December 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$6,926	$6,012	$12,938
2011	3,162	5,820	8,982
2012	2,185	6,227	8,412
2013	1,576	4,450	6,026
2014	942	4,450	5,392
Thereafter	742	8,134	8,876

	$15,533	$35,093	$50,626

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$670	$626
Asset management fees to Managing Member	835	902
Acquisition and initial direct costs paid to Managing Member	192	—

	$1,697	$1,528

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets.

8. Non-recourse debt

At December 31, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2009, gross operating lease rentals and future payments on direct financing leases totaled approximately $35.4 million over the remaining lease terms; and the carrying value of the pledged assets is $19.2 million. The notes mature from 2010 through 2017.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt (continued):

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2010	$3,514	$1,716	$5,230
2011	3,756	1,538	5,294
2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
Thereafter	8,537	553	9,090

	$28,663	$6,833	$35,496

9. Borrowing facilities:

On December 30, 2009, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 30, 2009, the Company participated with AFS and certain of its affiliates in the Credit Facility including an acquisition facility and a warehouse facility to the Company and affiliates, with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

During the third quarter of 2009, the Company repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.44% for the year ended December 31, 2009.

As of December 31, 2008, approximately $2.0 million was outstanding under the acquisition facility. The effective rates on borrowings ranged from 2.69% and 3.25% at December 31, 2008; and the weighted average interest rate during the year was 3.49%. In addition, borrowings of $1.3 million were outstanding under the warehouse facility as of December 31, 2008 of which the Company’s maximum obligation approximated $313 thousand. The Company’s maximum obligation at December 31, 2008 represented the Company’s “pro-rata share” of the outstanding warehouse borrowings calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate.

10. Receivables funding program:

As of December 31, 2009, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program (continued):

The RF Program provides for borrowing at a variable interest rate and the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program allows the Company to have a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

The Company had approximately $2.4 million and $8.0 million outstanding under the RF Program at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company paid program fees, as defined in the receivables funding agreement, totaling $26 thousand and $44 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of December 31, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2.4 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.24% to 0.55%. As of December 31, 2008, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $8.0 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 1.45% to 4.95%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

At December 31, 2009 and 2008, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$466	$466	$(8)	3.75%
March 22, 2005	9,892	762	762	(21)	4.31%
December 15, 2005	13,047	827	827	(15)	4.80%
January 9, 2006	2,500	350	350	(9)	4.81%

	$45,439	$2,405	$2,405	$(53)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$2,291	$2,291	$(43)	3.75%
March 22, 2005	9,892	2,365	2,365	(74)	4.31%
December 15, 2005	13,047	2,505	2,505	(79)	4.80%
January 9, 2006	2,500	848	848	(29)	4.81%

	$45,439	$8,009	$8,009	$(225)

The fair value of the interest rate swaps is estimated using inputs that are defined or that can be corroborated by observable market data.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Receivables funding program (continued):

At December 31, 2009, the minimum repayment schedule under the RF Program is as follows (in thousands):

Year ending December 31, 2010	$1,990
2011	415

$2,405

At December 31, 2009, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $2.8 million at their discounted present value.

The weighted average interest rate on the RF Program was 2.15% and 4.22% during years ended December 31, 2009 and 2008, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of December 31, 2009.

11. Commitments:

At December 31, 2009, the Company had commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2.7 million and $500 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective lessee or not be accepted by the Company. There were no cancellations subsequent to year-end.

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

13. Members’ capital:

As of December 31, 2009 and 2008, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital (continued):

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2009	2008
Distributions declared	$10,849	$10,850
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.90	$0.90

14. Fair value measurements:

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

At December 31, 2009 and 2008, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at December 31, 2009, the Company measured the fair value of impaired operating lease and off-lease assets on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated using a valuation method with inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

Impaired operating lease and off-lease assets

During 2009, the Company deemed certain operating lease and off-lease assets to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $1.0 million which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2009 and 2008 (in thousands):

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$860	$—	$—	$860

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$53	$—	$53	$—

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$225	$—	$225	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$10,189	$10,189	$2,142	$2,142
Notes receivable	2,628	2,628	3,653	3,653

Financial liabilities:
Non-recourse debt	28,663	28,662	4,826	5,274
Borrowings	2,405	2,405	10,009	10,009
Interest rate swap contracts	53	53	225	225

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2009 and 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and audit related fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$130	$159
Other	8	41

	$138	$200

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008

Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 26, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2010

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member) (Managing Member)	March 26, 2010

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2010

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.