Form 10-Q
period 2010-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2010-05-12
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$4,934	$10,189
Accounts receivable, net of allowance for doubtful accounts of $236 at March 31, 2010 and $275 at December 31, 2009	1,313	814
Notes receivable, net of unearned interest income of $576 at March 31, 2010 and $653 at December 31, 2009	2,477	2,628
Prepaid expenses and other assets	39	46
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $44,574 at March 31, 2010 and $45,823 at December 31, 2009	43,513	45,466

Total assets	$52,346	$59,213

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$81	$325
Due to affiliates	—	3,595
Accrued distributions to Other Members	—	1,209
Other	1,302	1,340
Deposits due lessees	90	90
Non-recourse debt	27,891	28,663
Interest rate swap contracts	33	53
Receivables funding program obligation	1,858	2,405
Unearned operating lease income	780	585

Total liabilities	32,035	38,265

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	20,311	20,948

Total Members’ capital	20,311	20,948

Total liabilities and Members’ capital	$52,346	$59,213

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$2,594	$3,728
Direct financing leases	1,269	362
Interest on notes receivable	69	88
Gain on sales of assets	3	287
Other revenue	12	10

Total revenues	3,947	4,475

Expenses:
Depreciation of operating lease assets	1,695	2,468
Asset management fees to Managing Member	210	258
Acquisition expense	21	—
Cost reimbursements to Managing Member	171	159
Reversal of provision for credit losses	(38)	(23)
Impairment losses	58	—
Amortization of initial direct costs	29	41
Interest expense	490	232
Professional fees	83	99
Outside services	21	18
Insurance	34	36
Marine vessel maintenance and other operating costs	177	165
Other	57	112

Total operating expenses	3,008	3,565
Other income, net	53	5

Net income	$992	$915

Net income:
Managing Member	$122	$220
Other Members	870	695

	$992	$915

Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.06
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	12,055,016	$30,060	$—	$30,060
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,737	880	2,617

Balance December 31, 2009	12,055,016	20,948	—	20,948
Distributions to Other Members ($0.13 per Unit)	—	(1,507)	—	(1,507)
Distributions to Managing Member	—	—	(122)	(122)
Net income	—	870	122	992

Balance March 31, 2010	12,055,016	$20,311	$—	$20,311

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$992	$915
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(3)	(287)
Depreciation of operating lease assets	1,695	2,468
Amortization of initial direct costs	29	41
Amortization of unearned income on direct finance leases	(1,269)	(362)
Amortization of unearned income on notes receivable	(69)	(88)
Reversal of provision for credit losses	(38)	(23)
Impairment losses	58	—
Gain on interest rate swap contracts	(20)	(58)
Changes in operating assets and liabilities:
Due to affiliates	79	1
Accounts receivable	(461)	137
Prepaid and other assets	7	8
Accounts payable, Managing Member	(147)	58
Accounts payable, other	(38)	566
Unearned operating lease income	158	342

Net cash provided by operating activities	973	3,718

Investing activities:
Purchases and improvements to operating leases	(874)	(364)
Proceeds from sales of lease assets	460	734
Payments of initial direct costs	9	—
Payments received on direct finance leases	1,881	1,085
Payments received on notes receivable	224	210

Net cash provided by investing activities	1,700	1,665

Financing activities:
Borrowings under acquisition facility	—	1,000
Repayments under acquisition facility	—	(1,500)
Repayments under receivables funding program	(547)	(1,143)
Repayments of non-recourse debt	(772)	(165)
Repayments of amount due to affiliates	(3,674)	—
Distributions to Other Members	(2,715)	(2,712)
Distributions to Managing Member	(220)	(220)

Net cash used in financing activities	(7,928)	(4,740)

Net (decrease) increase in cash and cash equivalents	(5,255)	643
Cash and cash equivalents at beginning of period	10,189	2,142

Cash and cash equivalents at end of period	$4,934	$2,785

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$434	$235

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$1,209

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of March 31, 2010, 12,055,016 units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2010 and 2009 and long-lived tangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

	For the three months ended March 31,
	2010	% of Total	2009	% of Total
Revenue
United States	$3,651	93%	$4,088	91%

United Kingdom	187	4%	338	8%
Canada	109	3%	49	1%

Total International	296	7%	387	9%

Total	$3,947	100%	$4,475	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

	As of March 31,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$40,874	94%	$42,552	94%

United Kingdom	1,365	3%	1,532	3%
Canada	1,274	3%	1,382	3%

Total International	2,639	6%	2,914	6%

Total	$43,513	100%	$45,466	100%

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at March 31, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

Other income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Foreign currency gain (loss)	$33	$(53)
Change in fair value of interest rate swap contracts	20	58

	$53	$5

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its yearend 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2010, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 9% to 16%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2010	$596
Year ending December 31, 2011	795
2012	761
2013	320
2014	221
2015	166
Thereafter	187

3,046
Less: portion representing unearned interest income	(576)

2,470
Unamortized indirect costs	7

Notes receivable, net	$2,477

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months ended March 31,
	2010	2009
IDC amortization - notes receivable	$1	$1
IDC amortization - lease assets	28	40

Total	$29	$41

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$25,997	$(885)	$(1,677)	$23,435
Net investment in direct financing leases	18,444	(10)	(611)	17,823
Assets held for sale or lease, net	862	1,290	(18)	2,134
Initial direct costs, net of accumulated amortization of $236 at March 31, 2010 and $467 at December 31, 2009	163	(14)	(28)	121

Total	$45,466	$381	$(2,334)	$43,513

IDC amortization expense related to operating leases and direct financing leases totaled $28 thousand and $40 thousand for the respective three-month periods ended March 31, 2010 and 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended March 31, 2010, the Company deemed certain off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $58 thousand to the cost basis of such assets. No impairment losses were recorded for the three months ended March 31, 2009.

Depreciation expense on property subject to operating leases and held for lease or sale totaled $1.7 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

All of the leased property was acquired in years beginning with 2002 through 2010.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2010, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2010.

At March 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $473 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $40 thousand. At December 31, 2009, such investment totaled $557 thousand with a related accounts receivable of approximately $251 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Transportation, other	$18,161	$—	$(1,359)	$16,802
Transportation, rail	13,300	—	—	13,300
Materials handling	12,234	90	(799)	11,525
Manufacturing	6,824	—	(270)	6,554
Marine vessels	10,116	—	(4,900)	5,216
Construction	1,076	700	268	2,044
Natural gas compressors	1,671	—	—	1,671
Office furniture	560	—	(63)	497
Other	—	84	—	84

	63,942	874	(7,123)	57,693
Less accumulated depreciation	(37,945)	(1,677)	5,364	(34,258)

Total	$25,997	$(803)	$(1,759)	$23,435

The average estimated residual value for assets on operating leases was 21% and 23% of the assets’ original cost at March 31, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $448 thousand and $509 thousand at March 31, 2010 and December 31, 2009, respectively.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. There were no revenues from contingent rentals during the three months ended March 31, 2010. During the prior year period, such revenues totaled $37 thousand.

Direct financing leases:

As of March 31, 2010, investment in direct financing leases consists of mining, materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$33,350	$35,093
Estimated residual values of leased equipment (unguaranteed)	3,799	3,864

Investment in direct financing leases	37,149	38,957
Less unearned income	(19,326)	(20,513)

Net investment in direct financing leases	$17,823	$18,444

Net investment in direct financing leases placed in non-accrual status	$25	$48

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net (continued):

At March 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$5,031	$4,234	$9,265
Year ending December 31, 2011	3,909	5,855	9,764
2012	2,697	6,227	8,924
2013	1,937	4,450	6,387
2014	1,056	4,450	5,506
2015	730	4,450	5,180
Thereafter	12	3,684	3,696

	$15,372	$33,350	$48,722

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$171	$159
Asset management fees to Managing Member and/or affiliates	210	258
Acquisition and initial direct costs paid to Managing Member	26	—

	$407	$417

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

6. Non-recourse debt:

At March 31, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $34.0 million over the remaining lease terms; and the carrying value of the pledged assets is $19.3 million. The notes mature at various dates from 2010 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2010	$2,742	$1,312	$4,054
Year ending December 31, 2011	3,756	1,538	5,294
2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
Thereafter	3,921	133	4,054

	$27,891	$6,429	$34,320

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

During the third quarter of 2009, the Company repaid all outstanding borrowings under the Credit Facility. As of March 31, 2009, approximately $1.5 million was outstanding under the acquisition facility. The effective rate on borrowings was 2.46% at March 31, 2009; and, the weighted average interest rate was 2.51% during the three months ended March 31, 2009.

8. Receivable funding program:

As of March 31, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $1.9 million and $2.4 million outstanding under the RF Program at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $2 thousand and $7 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of March 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $1.9 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 0.23% to 0.24%. As of December 31, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2.4 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivable funding program (continued):

At March 31, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2010	Notional Balance March 31, 2010	Swap Value March 31, 2010	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$284	$284	$(5)	3.75%
March 22, 2005	9,892	572	572	(16)	4.31%
December 15, 2005	13,047	730	730	(6)	4.80%
January 9, 2006	2,500	272	272	(6)	4.81%

	$45,439	$1,858	$1,858	$(33)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$466	$466	$(8)	3.75%
March 22, 2005	9,892	762	762	(21)	4.31%
December 15, 2005	13,047	827	827	(15)	4.80%
January 9, 2006	2,500	350	350	(9)	4.81%

	$45,439	$2,405	$2,405	$(53)

At March 31, 2010, the minimum repayment schedule under the RF Program is as follows (in thousands):

Nine months ending December 31, 2010	$1,443
Year ending December 31, 2011	415

$1,858

At March 31, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $2.1 million at their discounted present value.

The weighted average interest rates on the RF Program were 1.05% and 2.74% during the three months ended March 31, 2010 and 2009, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of March 31, 2010.

9. Commitments:

At March 31, 2010, the Company had commitments to purchase lease assets totaling approximately $2.3 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company.

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

11. Member’s capital:

As of March 31, 2010 and December 31, 2009, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended months ended March 31, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions declared	$1,507	$2,712
Weighted average number of Units outstanding	12,055,016	12,055,016

Weighted average distributions per Unit	$0.13	$0.22

12. Fair value measurements:

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements (continued):

At March 31, 2010 and December 31, 2009, only the Company’s interest rate swap contracts were measured on a recurring basis. In addition, at March 31, 2010 and December 31, 2009, the Company measured the fair value of impaired operating lease and/or off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated using a valuation method (discounted cash flow) with inputs that are defined or that can be corroborated by observable market data. The discounted cash flow approach utilizes each swap’s notional amount, payment and termination dates, swap coupon, and the prevailing market rate and pricing data to determine the present value of the future swap payments. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

Impaired operating lease and off-lease equipment

During the first quarter of 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $58 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such inputs reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agent not available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$88	$—	$—	$88
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$33	$—	$33	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$860	$—	$—	$860
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$53	$—	$53	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements (continued):

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

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

Borrowings

Borrowings include the outstanding amounts on the Company’s receivables funding program. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,934	$4,934	$10,189	$10,189
Notes receivable	2,477	2,477	2,628	2,628

Financial liabilities:
Non-recourse debt	27,891	27,987	28,663	28,662
Borrowings	1,858	1,858	2,405	2,405
Interest rate swap contracts	33	33	53	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company may continue until December 31, 2020. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2009. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Company had net income of $992 thousand and $915 thousand for the first quarters of 2010 and 2009, respectively. The period over period change reflects decreases in both total revenues and total operating expenses.

Revenues

Total revenues for the first quarter of 2010 decreased by $528 thousand, or 12%, as compared to the prior year period. The net decline in total revenues was primarily a result of reductions in revenues from operating leases and gain on sales of assets partially offset by an increase in revenues from direct financing leases.

The decrease in operating lease revenues totaled $1.1 million and was attributable to runoff of the lease portfolio and subsequent sales of lease assets; and, the decrease in gain on sales of lease assets totaled $284 thousand and was mainly a result of a period over period decline in the number of assets and the change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues was a $907 thousand increase in revenues from direct financing leases. Such increase represents revenues derived from new leases which commenced during the latter half of 2009.

Expenses

Total operating expenses for the first quarter of 2010 decreased by $557 thousand, or 16%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, other expense and asset management fees paid to AFS offset, in part, by increases in interest expense and impairment losses.

The decrease in depreciation expense, totaling $773 thousand, was primarily attributable to run-off and lease asset sales since March 31, 2009. The net decrease in other expense totaled $55 thousand and was mostly due to lower tax related accruals partially offset by an incentive fee paid to a third party broker. Such incentive fee was related to lease renewals. In addition, asset management fees paid to AFS decreased by $48 thousand largely as a result of a period over period decline in managed assets and related rents.

As a partial offset, interest expense increased by $258 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, impairment losses increased by $58 thousand as the Company deemed certain inventoried equipment to be impaired at March 31, 2010.

Other

The Company recorded other income, net totaling $53 thousand and $5 thousand for the three months ended March 31, 2010 and 2009, respectively. The increase in other income, net was a result of an $86 thousand favorable change in foreign currency transaction gains and losses recognized during the first quarter of 2010 as compared to the prior year period, coupled with a $38 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency gains was largely due to the quarter over quarter weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

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

The changes in the Company’s cash flow for the three months ended March 31, 2010 as compared to the prior year period are as follows:

•	Operating Activities

Cash provided by operating activities during the first quarter of 2010 decreased by $2.7 million as compared to prior year period. The net reduction in cash flow was primarily due to the following: 1) a decrease in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation, 2) an unfavorable year over year three-month change in accounts payable and accrued liabilities activities, 3) an unfavorable year over year three-month change in accounts receivable activities, and 4) a decline in unearned lease income.

The period over period decline in net operating results, as adjusted for non-cash items, reduced cash flow by $1.2 million and was largely due to the decrease in operating lease revenues and the increase in interest expense.

The change in accounts payable and accrued liabilities reduced cash flow by $809 thousand and was primarily due to higher amounts of quarter-end accruals during the first quarter of 2009, which included refurbishment costs associated with the Company’s marine vessel and higher amounts of administrative costs payable to AFS. Likewise, the change in accounts receivable reduced cash flow by $598 thousand and was a result of higher level of billings accrued at March 31, 2010, combined with a lower amount of prior year accruals collected in the current quarter as compared to the prior year period. Finally, the unfavorable change in unearned lease income reduced cash flow by $184 thousand and was attributable to a period over period reduction in prepaid rents and increased amortization of prepayments received in prior periods.

•	Investing Activities

Net cash provided by investing activities during the first quarter of 2010 increased by $35 thousand as compared to the prior year period. The net increase in cash flow reflects a $796 thousand increase in payments received on direct financing leases as the Company realized cash flow from new leases which commenced during the second half of 2009.

The aforementioned increase in cash flow was partially offset by a $510 thousand period over period increase in cash used to purchase lease assets and/or refurbish existing lease assets. During the first quarter of 2010, the Company used an approximate $874 thousand to purchase equipment relative to new operating leases. By comparison, there were no lease assets purchased during the first quarter of 2009. Instead, $364 thousand was used to refurbish the Company’s marine vessel during that period.

In addition, cash flow decreased by $274 thousand due to a period over period reduction in proceeds from sales of lease assets. The decrease was attributable to a decline in the number of assets and the change in the mix of assets sold.

•	Financing Activities

Net cash used in financing activities during the first quarter of 2010 increased by $3.2 million as compared to the prior year period. The increased use of cash (decrease in cash flow) was primarily due to the payment of an approximate $3.7 million settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates.

The aforementioned period over period decrease in cash flow was partially offset by a $489 thousand favorable change in financing, as the absence of borrowings during the current quarter was more than offset by the decrease in cash used to repay outstanding borrowings.

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

Receivable funding program

As of March 31, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of March 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of March 31, 2010, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $20.3 million and 1.46 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company was in compliance with all such material financial covenants.

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

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2010. At March 31, 2010, the net book value of such equipment was approximately $473 thousand. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed on a cash basis as of March 31, 2010. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. At December 31, 2009, such investment totaled $557 thousand.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At March 31, 2010, the Company had commitments to purchase lease assets and fund investments in notes receivable (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 12, 2010

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