Form 10-Q
period 2010-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2010-08-11
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,361	$10,189
Accounts receivable, net of allowance for doubtful accounts of $75 at June 30, 2010 and $275 at December 31, 2009	1,313	814
Notes receivable, net of unearned interest income of $511 at June 30, 2010 and $653 at December 31, 2009	2,343	2,628
Prepaid expenses and other assets	7	46
Investment in securities, at cost	70	70
Investments in equipment and leases, net of accumulated depreciation of $44,276 at June 30, 2010 and $45,823 at December 31, 2009	41,549	45,466

Total assets	$50,643	$59,213

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$164	$325
Due to affiliate	—	3,595
Accrued distributions to Other Members	—	1,209
Other	1,140	1,340
Deposits due lessees	90	90
Non-recourse debt	26,992	28,663
Interest rate swap contracts	19	53
Receivables funding program obligation	1,034	2,405
Unearned operating lease income	691	585

Total liabilities	30,130	38,265

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,513	20,948

Total Members’ capital	20,513	20,948

Total liabilities and Members’ capital	$50,643	$59,213

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$2,899	$3,611	$5,493	$7,339
Direct financing leases	1,281	314	2,550	676
Interest on notes receivable	64	37	133	125
Gain on sales of assets	230	76	233	363
Other revenue	361	23	373	33

Total revenues	4,835	4,061	8,782	8,536

Expenses:
Depreciation of operating lease assets	1,573	2,580	3,268	5,048
Asset management fees to Managing Member	169	120	379	378
Acquisition expense	88	—	109	—
Cost reimbursements to Managing Member	156	155	327	314
Provision (reversal of provision) for credit losses	2	(16)	(36)	(39)
Impairment losses	218	—	276	—
Amortization of initial direct costs	20	37	49	78
Interest expense	465	197	955	429
Professional fees	50	53	133	152
Outside services	16	22	37	40
Insurance	23	4	57	40
Marine vessel maintenance and other operating costs	166	301	343	466
Other	68	99	125	211

Total operating expenses	3,014	3,552	6,022	7,117
Other income (expense), net	10	(77)	63	(72)

Net income	$1,831	$432	$2,823	$1,347

Net income:
Managing Member	$122	$220	$244	$440
Other Members	1,709	212	2,579	907

	$1,831	$432	$2,823	$1,347

Net income per Limited Liability Company Unit (Other Members)	$0.14	$0.02	$0.21	$0.08
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	12,055,016	$30,060	$—	$30,060
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,737	880	2,617

Balance December 31, 2009	12,055,016	20,948	—	20,948
Distributions to Other Members ($0.25 per Unit)	—	(3,014)	—	(3,014)
Distributions to Managing Member	—	—	(244)	(244)
Net income	—	2,579	244	2,823

Balance June 30, 2010	12,055,016	$20,513	$—	$20,513

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income	$1,831	$432	$2,823	$1,347
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(230)	(76)	(233)	(363)
Depreciation of operating lease assets	1,573	2,580	3,268	5,048
Amortization of initial direct costs	20	37	49	78
Amortization of unearned income on direct finance leases	(1,281)	(314)	(2,550)	(676)
Amortization of unearned income on notes receivable	(64)	(37)	(133)	(125)
Provision (reversal of provision) for credit losses	2	(16)	(36)	(39)
Impairment losses	218	—	276	—
Change in fair value of interest rate swap contracts	(14)	(51)	(34)	(109)
Changes in operating assets and liabilities:
Due from affiliate	—	(1)	79	—
Accounts receivable	(2)	(810)	(463)	(673)
Prepaid and other assets	32	20	39	28
Accounts payable, Managing Member	83	(71)	(64)	(13)
Accounts payable, other	(162)	(18)	(200)	548
Unearned operating lease income	(76)	(207)	82	135

Net cash provided by operating activities	1,930	1,468	2,903	5,186

Investing activities:
Purchases of equipments	(55)	—	(929)	—
Proceeds from sales of lease assets	429	301	889	1,035
Improvements to operating lease assets	—	(1)	—	(365)
Payments of initial direct costs	(14)	—	(5)	—
Payments received on direct finance leases	1,292	352	3,173	1,437
Payments received on notes receivable	197	98	421	308

Net cash provided by investing activities	1,849	750	3,549	2,415

Financing activities:
Borrowings under acquisition facility	—	1,500	—	2,500
Repayments under acquisition facility	—	—	—	(1,500)
Repayments under receivables funding program	(824)	(1,561)	(1,371)	(2,704)
Repayments of non-recourse debt	(899)	(168)	(1,671)	(333)
Repayments of amount due to affiliates	—	—	(3,674)	—
Distributions to Other Members	(1,507)	(2,713)	(4,222)	(5,425)
Distributions to Managing Member	(122)	(220)	(342)	(440)

Net cash used in financing activities	(3,352)	(3,162)	(11,280)	(7,902)

Net increase (decrease) in cash and cash equivalents	427	(944)	(4,828)	(301)
Cash and cash equivalents at beginning of period	4,934	2,785	10,189	2,142

Cash and cash equivalents at end of period	$5,361	$1,841	$5,361	$1,841

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$471	$204	$905	$439

Cash paid during the period for taxes	$87	$63	$87	$63

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$1,209	$—	$1,209

Distributions payable to Managing Member at period-end	$—	$98	$—	$98

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of June 30, 2010, 12,055,016 units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2010 and 2009 and long-lived tangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

	For the six months ended June 30,
	2010	% of Total	2009	% of Total
Revenue
United States	$8,127	93%	$7,702	90%

United Kingdom	436	5%	676	8%
Canada	219	2%	158	2%

Total International	655	7%	834	10%

Total	$8,782	100%	$8,536	100%

	As of June 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$39,259	95%	$42,552	94%

United Kingdom	1,016	2%	1,532	3%
Canada	1,274	3%	1,382	3%

Total International	2,290	5%	2,914	6%

Total	$41,549	100%	$45,466	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at June 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income (expense), net:

Other income (expense), net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other income (expense), net for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Foreign currency (loss) gain	$(4)	$(128)	$29	$(181)
Change in fair value of interest rate swap contracts	14	51	34	109

	$10	$(77)	$63	$(72)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2010, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 9% to 16%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2010	$397
Year ending December 31, 2011	795
2012	761
2013	320
2014	221
2015	166
Thereafter	188

2,848
Less: portion representing unearned interest income	(511)

2,337
Unamortized indirect costs	6

Notes receivable, net	$2,343

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$—	$2	$1
IDC amortization - lease assets	19	37	47	77

Total	$20	$37	$49	$78

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$25,997	$(645)	$(3,246)	$22,106
Net investment in direct financing leases	18,444	6	(622)	17,828
Assets held for sale or lease, net	862	660	(22)	1,500
Initial direct costs, net of accumulated amortization of $252 at June 30, 2010 and $467 at December 31, 2009	163	(1)	(47)	115

Total	$45,466	$20	$(3,937)	$41,549

IDC amortization expense related to operating leases and direct financing leases totaled $19 thousand and $37 thousand for the respective three-month periods ended June 30, 2010 and 2009, and $47 thousand and $77 thousand for the respective six-month periods ended June 30, 2010 and 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three and six months ended June 30, 2010, the Company deemed certain property subject to operating leases and off-lease assets to be impaired and accordingly, the Company recorded adjustments totaling $218 thousand and $276 thousand for the respective three and six months ended June 30, 2010 to reduce the cost basis of such assets. No impairment losses were recorded for the three and six months ended June 30, 2009.

Depreciation expense on property subject to operating leases and held for lease or sale totaled $1.6 million and $2.6 million for the respective three months ended June 30, 2010 and 2009, and was $3.3 million and $5.0 million for the respective six months ended June 30, 2010 and 2009.

All of the leased property was acquired in years beginning with 2002 through 2010.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at June 30, 2010, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2010.

At June 30, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $404 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $21 thousand. At December 31, 2009, such investment totaled $557 thousand with a related accounts receivable of approximately $251 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions & Impairment Losses	Balance June 30, 2010
Transportation, other	$18,161	$—	$(1,557)	$16,604
Transportation, rail	13,300	—	(12)	13,288
Materials handling	12,234	145	(1,662)	10,717
Marine vessels	10,116	—	(3,300)	6,816
Manufacturing	6,824	—	(336)	6,488
Natural gas compressors	1,671	—	—	1,671
Construction	1,076	700	289	2,065
Office furniture	560	—	(64)	496
Other	—	84	—	84

	63,942	929	(6,642)	58,229
Less accumulated depreciation	(37,945)	(3,246)	5,068	(36,123)

Total	$25,997	$(2,317)	$(1,574)	$22,106

The average estimated residual value for assets on operating leases was 21% and 23% of the assets’ original cost at June 30, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $391 thousand and $509 thousand at June 30, 2010 and December 31, 2009, respectively.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. There were no revenues from contingent rentals during the first six months of 2010. Such revenues totaled $198 thousand and $237 thousand for the three and six months ended June 30, 2009, respectively.

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases consists of mining, materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$32,233	$35,093
Estimated residual values of leased equipment (unguaranteed)	3,724	3,864

Investment in direct financing leases	35,957	38,957
Less unearned income	(18,129)	(20,513)

Net investment in direct financing leases	$17,828	$18,444

Net investment in direct financing leases placed in non-accrual status	$13	$48

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

At June 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$3,475	$3,073	$6,548
Year ending December 31, 2011	4,325	5,883	10,208
2012	3,141	6,241	9,382
2013	2,381	4,452	6,833
2014	1,393	4,450	5,843
2015	814	4,450	5,264
Thereafter	13	3,684	3,697

	$15,542	$32,233	$47,775

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Materials handling	7 - 10
Office furniture	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Related party transactions (continued):

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$156	$155	$327	$314
Asset management fees to Managing Member and/or affiliates	169	120	379	378
Acquisition and initial direct costs paid to Managing Member	102	—	128	—

	$427	$275	$834	$692

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

6. Non-recourse debt:

At June 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $32.7 million over the remaining lease terms; and the carrying value of the pledged assets is $18.9 million. The notes mature at various dates from 2010 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2010	$1,843	$860	$2,703
Year ending December 31, 2011	3,756	1,538	5,294
2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
Thereafter	3,921	133	4,054

	$26,992	$5,977	$32,969

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities:

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

During the third quarter of 2009, the Company repaid all outstanding borrowings under the Credit Facility. As of June 30, 2009, approximately $3.0 million was outstanding under the acquisition facility. The effective rate on borrowings ranged from 2.22% to 3.25% at June 30, 2009; and, the weighted average interest rate was 2.07% and 2.28% during the respective three and six months ended June 30, 2009.

8. Receivable funding program:

As of June 30, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $1.0 million and $2.4 million outstanding under the RF Program at June 30, 2010 and December 31, 2009, respectively. The Company paid program fees, as defined in the receivables funding agreement, totaling $1 thousand and $6 thousand during the respective three months ended June 30, 2010 and 2009, and $3 thousand and $13 thousand for respective six months ended June 30, 2010 and 2009. The RF Program fees are included in interest expense in the Company’s statements of income.

As of June 30, 2010, the Company has interest rate swap agreements to receive or pay interest on a notional principal of $1.0 million based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2.4 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivable funding program (continued):

At June 30, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
	Amount	June 30,	June 30,	June 30,	Swap
Date Borrowed	Borrowed	2010	2010	2010	Agreement
February 14, 2005	$20,000	$186	$186	$(2)	3.75%
March 22, 2005	9,892	476	476	(11)	4.31%
December 15, 2005	13,047	180	180	(3)	4.80%
January 9, 2006	2,500	192	192	(3)	4.81%

	$45,439	$1,034	$1,034	$(19)

	Original Amount	Balance December 31,	Notional Balance December 31,	Swap Value December 31,	Payment Rate On Interest Swap
Date Borrowed	Borrowed	2009	2009	2009	Agreement
February 14, 2005	$20,000	$466	$466	$(8)	3.75%
March 22, 2005	9,892	762	762	(21)	4.31%
December 15, 2005	13,047	827	827	(15)	4.80%
January 9, 2006	2,500	350	350	(9)	4.81%

	$45,439	$2,405	$2,405	$(53)

At June 30, 2010, the minimum repayment schedule under the RF Program is as follows (in thousands):

Six months ending December 31, 2010	$619
Year ending December 31, 2011	415

$1,034

At June 30, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $1.3 million at their discounted present value.

The weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.25% and 6.39% during the three months ended June 30, 2010 and 2009, respectively. The weighted average interest rates on the RF Program were 5.29% and 6.56% during the six months ended June 30, 2010 and 2009, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of June 30, 2010.

9. Commitments:

At June 30, 2010, the Company had commitments to purchase lease assets totaling approximately $1.5 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

11. Member’s capital:

As of June 30, 2010 and December 31, 2009, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and six months ended months ended June 30, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions declared	$1,507	$2,713	$3,014	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.12	$0.23	$0.25	$0.45

12. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

At June 30, 2010 and December 31, 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, at June 30, 2010 and December 31, 2009, the Company measured the fair value of impaired operating lease and/or off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired operating lease and off-lease equipment

During the first half of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $218 thousand and $276 thousand for the three and six months ended June 30, 2010, respectively, which reduced the cost basis of the assets. During the latter half of 2009, the Company recorded fair value adjustments of approximately $1.0 million to reduce the cost basis of impaired assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$300	$—	$—	$300

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$19	$—	$19	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$860	$—	$—	$860

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$53	$—	$53	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,361	$5,361	$10,189	$10,189
Notes receivable	2,343	2,343	2,628	2,628

Financial liabilities:
Non-recourse debt	26,992	27,776	28,663	28,662
Borrowings	1,034	1,034	2,405	2,405
Interest rate swap contracts	19	19	53	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Company had net income of $1.8 million and $432 thousand for the second quarters of 2010 and 2009, respectively. The period over period change reflects an increase in total revenues combined with a decrease in total operating expenses.

Revenues

Total revenues for the second quarter of 2010 increased by $774 thousand, or 19%, as compared to the prior year period. The net increase in total revenues was primarily a result of increases in revenues from direct financing leases, other revenue and gain on sales of assets partially offset by a reduction in revenues from operating leases.

The increase in revenues from direct financing leases totaled $967 thousand and was primarily attributable to new leases which commenced during the latter half of 2009. Other revenue increased by $338 thousand as a result of additional billings for excess wear and tear on returned equipment; and, the period over period increase in gain on sales of assets, which totaled $154 thousand, was primarily a result of the change in the mix of assets sold.

Partially offsetting the aforementioned increases in revenues was a $712 thousand reduction in revenues from operating leases which was mostly attributable to the termination of a significant operating lease which was subsequently renewed as two direct financing leases during the second half of 2009, run-off of the lease portfolio and sales of lease assets.

Expenses

Total operating expenses for the second quarter of 2010 decreased by $538 thousand, or 15%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense and marine vessel maintenance and operating costs offset, in part, by increases in interest expense, impairment losses and acquisition expense.

The decrease in depreciation expense, totaling $1.0 million, was primarily attributable to run-off and lease asset sales since June 30, 2009; while the decrease in the cost of maintaining and operating the Company’s marine vessel, which totaled $135 thousand, was largely due to incremental costs incurred during the second quarter of 2009 to prepare the vessel for a new lessee.

As a partial offset, interest expense increased by $268 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, impairment losses increased by $218 thousand as the Company deemed certain operating lease and off-lease equipment to be impaired during the second quarter of 2010. There was no impaired equipment during the prior year period. Finally, the $88 thousand increase in acquisition expense was a result of lease asset purchase activity during the current quarter. There were no lease asset purchases in the prior year period.

Other

The Company recorded other income, net totaling $10 thousand and other expense, net totaling $77 thousand for the three months ended June 30, 2010 and 2009, respectively. The $87 thousand favorable variance was comprised of a $124 thousand favorable change in foreign currency transaction gains and losses recognized during the second quarter of 2010 as compared to the prior year period, and a $37 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency gains was largely due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Company had net income of $2.8 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. The period over period change reflects a decrease in total operating expenses coupled with an increase in total revenues.

Revenues

Total revenues for the first half of 2010 increased by $246 thousand, or 3%, as compared to the prior year period. The net increase in total revenues was primarily a result of increases in revenues from direct financing leases and other revenue partially offset by reductions in revenues from operating leases and gain on sales of assets.

The increase in revenues from direct financing leases totaled $1.9 million and was primarily attributable to new leases which commenced during the latter half of 2009. Other revenue increased by $340 thousand as a result of additional billings for excess wear and tear on returned equipment.

Partially offsetting the aforementioned increases in revenues were decreases in revenues from operating leases and gain on sales of assets totaling $1.8 million and $130 thousand, respectively. The decrease in operating lease revenues was attributable to the termination of a significant operating lease which was subsequently renewed as two direct financing leases during the second half of 2009, run-off of the lease portfolio and dispositions of lease assets. The decrease in gain on sales of lease assets was mainly a result of a period over period decline in the number of assets and the change in the mix of assets sold.

Expenses

Total operating expenses for the first half of 2010 decreased by $1.1 million, or 15%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, and other expense. These decreases were partially offset by increases in interest expense, acquisition expense and impairment losses.

The decrease in depreciation expense, totaling $1.8 million, was primarily attributable to run-off and lease asset sales since June 30, 2009. The reduction in marine vessel maintenance and other operating costs, which totaled $123 thousand, was largely due to incremental costs incurred during the first six months of 2009 to prepare the vessel for a new lessee. and, the net decrease in other expense, which totaled $86 thousand, was mostly due to lower tax related accruals.

As a partial offset, interest expense increased by $526 thousand largely as a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. In addition, impairment losses increased by $276 thousand as the Company deemed certain operating lease and off-lease equipment to be impaired during the first half of 2010. There was no impaired equipment during the first half of 2009. Finally, acquisition expense increased by $109 thousand as a result of lease asset purchase activity during the first half of 2010. There were no lease asset purchases in the prior year period.

Other

The Company recorded other income, net totaling $63 thousand and other expense, net totaling $72 thousand for the six months ended June 30, 2010 and 2009, respectively. The $135 thousand favorable variance was a result of a $210 thousand favorable change in foreign currency transaction gains and losses recognized during the first half of 2010 as compared to the prior year period, and a $75 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The increase in foreign currency gains was largely due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the second quarter of 2010 increased by $462 thousand as compared to the prior year period. The net increase in cash flow was primarily due to a favorable year over year six-month change in accounts receivable activities and an increase in unearned operating lease income. These increases were partially offset by a decrease in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation.

The favorable change in accounts receivable activities improved cash flow by $808 thousand and was attributable to a higher level of billings accrued at June 30, 2009. Such billings were primarily related to the Company’s marine vessel. Likewise, the increase in unearned operating lease income improved cash flow by $131 thousand and was attributable to a period over period increase in prepaid rents.

As a partial offset, the period over period decline in net operating results, as adjusted for non-cash items, reduced cash flow by $500 thousand and was largely due to the decrease in operating lease revenues and the increase in interest expense.

•	Investing Activities

Net cash provided by investing activities during the second quarter of 2010 increased by $1.1 million as compared to the prior year period. The net increase in cash flow was primarily attributable to a $940 thousand increase in payments received on direct financing leases as the Company realized cash flow from new leases which commenced during the second half of 2009.

The period over period increase in proceeds from sales of lease assets further improved cash flow by $128 thousand. The increase in sales proceeds was attributable to the change in the mix of assets sold. Cash flow also increased by $99 thousand due to the higher amount of payments received on notes receivable as a result of new loans funded at the end of 2009.

•	Financing Activities

Net cash used in financing activities during the second quarter of 2010 increased by $190 thousand as compared to the prior year period. The increased use of cash (decrease in cash flow) reflects a reduction in new borrowings of $1.5 million as compared to the prior year period.

The aforementioned decrease in cash flow was partially offset by a $1.3 million increase resulting from a period over period reduction in distributions paid to both Other Members and the Managing Member. Such distributions were based on cash available, net of any short-term payables and reserves as determined by the Managing Member.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the first half of 2010 decreased by $2.3 million as compared to the prior year period. The net reduction in cash flow was primarily due to a decrease in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation and an unfavorable year over year six-month change in accounts payable and accrued liabilities activities. These decreases in cash flow were partially offset by a favorable year over year six-month change in accounts receivable activities.

The period over period decline in net operating results, as adjusted for non-cash items, reduced cash flow by $1.7 million and was largely due to the decrease in operating lease revenues and the increase in interest expense. The change in accounts payable and accrued liabilities reduced cash flow by $799 thousand and was primarily due to higher amounts of period-end accruals, primarily accrued taxes and marine vessel refurbishing, maintenance and operating costs, during the first half of 2009.

The change in accounts receivable activities improved cash flow by $210 thousand and was attributable to a higher level of billings accrued at June 30, 2009. Such billings were primarily related to the Company’s marine vessel.

•	Investing Activities

Net cash provided by investing activities during the first half of 2010 increased by $1.1 million as compared to the prior year period. The net increase in cash flow was primarily attributable to a $1.7 million increase in payments received on direct financing leases as the Company realized cash flow from new leases which commenced during the second half of 2009. The absence of capitalized improvement costs associated with the Company’s marine vessel during the first half of 2010 further improved cash flow by $365 thousand. In addition, cash flow increased by $113 thousand due to the higher amount of payments received on notes receivable as a result of new loans funded at the end of 2009.

The aforementioned increases in cash flow were partially offset by a $929 thousand period over period increase in cash used to purchase lease assets. In addition, cash flow decreased by $146 thousand due to a reduction in proceeds from sales of lease assets. The decrease was attributable to a decline in the number of assets and the change in the mix of assets sold.

•	Financing Activities

Net cash used in financing activities during the first half of 2010 increased by $3.4 million as compared to the prior year period. The increased use of cash (decrease in cash flow) was primarily due to the payment of an approximate $3.7 million settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates. Cash flow was further reduced by a $1.0 million unfavorable change in financing, as the decline in cash used to repay outstanding borrowings was more than offset by the absence of borrowings during the first six months of 2010.

Partially offsetting the aforementioned decreases in cash flow was an increase of $1.3 million resulting from the period over period decrease in distributions paid to Other Members and the Managing Member. Such distributions were based on cash available net of any short-term payables and reserves as determined by the Managing Member.

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

Receivable funding program

As of June 30, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of June 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of June 30, 2010, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $20.5 million and 1.36 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all such material financial covenants.

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

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2010. At June 30, 2010, the net book value of such equipment was approximately $404 thousand. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed on a cash basis as of June 30, 2010. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. At December 31, 2009, such investment totaled $557 thousand.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At June 30, 2010, the Company had commitments to purchase lease assets (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 11, 2010

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