Form 10-Q
period 2010-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2010-11-15
CIK 1125264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$6,089	$10,189
Accounts receivable, net of allowance for doubtful accounts of $227 at September 30, 2010 and $275 at December 31, 2009	884	814
Notes receivable, net of unearned interest income of $450 at September 30, 2010 and $653 at December 31, 2009	2,204	2,628
Prepaid expenses and other assets	59	46
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $43,963 at September 30, 2010 and $45,823 at December 31, 2009	38,912	45,466

Total assets	$48,218	$59,213

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$25	$325
Due to affiliates	59	3,595
Accrued distributions to Other Members	—	1,209
Other	862	1,340
Deposits due lessees	90	90
Non-recourse debt	26,078	28,663
Interest rate swap contracts	11	53
Receivables funding program obligation	677	2,405
Unearned operating lease income	502	585

Total liabilities	28,304	38,265

Members’ capital:
Managing Member	—	—
Other Members	19,914	20,948

Total Members’ capital	19,914	20,948

Total liabilities and Members’ capital	$48,218	$59,213

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$2,487	$3,391	$7,980	$10,730
Direct financing leases	1,232	457	3,782	1,133
Interest on notes receivable	61	36	194	161
Gain on sales of assets	79	161	312	524
Other revenue	96	9	469	42

Total revenues	3,955	4,054	12,737	12,590

Expenses:
Depreciation of operating lease assets	1,586	2,236	4,854	7,284
Asset management fees to Managing Member	181	279	560	657
Acquisition expense	—	4	109	4
Cost reimbursements to Managing Member	99	174	426	488
Provision for credit losses	153	148	117	109
Impairment losses	77	269	353	269
Amortization of initial direct costs	19	33	68	111
Interest expense	444	256	1,399	685
Professional fees	21	135	154	287
Outside services	10	18	47	58
Insurance	32	20	89	60
Marine vessel maintenance and other operating costs	197	161	540	627
Other	88	121	213	332

Total operating expenses	2,907	3,854	8,929	10,971
Other (expense) income, net	(17)	210	46	138

Net income	$1,031	$410	$3,854	$1,757

Net income:
Managing Member	$123	$220	$367	$660
Other Members	908	190	3,487	1,097

	$1,031	$410	$3,854	$1,757

Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.02	$0.29	$0.09
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	12,055,016	$30,060	$—	$30,060
Distributions to Other Members ($0.90 per Unit)	—	(10,849)	—	(10,849)
Distributions to Managing Member	—	—	(880)	(880)
Net income	—	1,737	880	2,617

Balance December 31, 2009	12,055,016	20,948	—	20,948
Distributions to Other Members ($0.38 per Unit)	—	(4,521)	—	(4,521)
Distributions to Managing Member	—	—	(367)	(367)
Net income	—	3,487	367	3,854

Balance September 30, 2010	12,055,016	$19,914	$—	$19,914

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income	$1,031	$410	$3,854	$1,757
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(79)	(161)	(312)	(524)
Depreciation of operating lease assets	1,586	2,236	4,854	7,284
Amortization of initial direct costs	19	33	68	111
Amortization of unearned income on direct finance leases	(1,232)	(457)	(3,782)	(1,133)
Amortization of unearned income on notes receivable	(61)	(36)	(194)	(161)
Impairment losses	77	269	353	269
Provision for credit losses	153	148	117	109
Change in fair value of interest rate swap contracts	(8)	(36)	(42)	(145)
Changes in operating assets and liabilities:
Due to affiliate	59	1	138	1
Accounts receivable	276	1,317	(187)	644
Prepaid and other assets	(52)	(52)	(13)	(24)
Accounts payable, Managing Member	(139)	8	(203)	(5)
Accounts payable, other	(278)	(177)	(478)	371
Deposits due lessees	—	(39)	—	(39)
Unearned operating lease income	(165)	106	(83)	241

Net cash provided by operating activities	1,187	3,570	4,090	8,756

Investing activities:
Purchases of equipment on operating leases	—	—	(929)	(365)
Purchases of equipment on direct financing leases	—	(6,054)	—	(6,054)
Proceeds from sales of lease assets	329	541	1,218	1,576
Payments of initial direct costs	—	(51)	(5)	(51)
Payments received on direct financing leases	1,914	1,018	5,087	2,455
Payments received on notes receivable	199	99	620	407

Net cash provided by (used in) investing activities	2,442	(4,447)	5,991	(2,032)

Financing activities:
Borrowings under acquisition facility	—	1,500	—	4,000
Repayments under acquisition facility	—	(4,500)	—	(6,000)
Repayments under receivables funding program	(357)	(1,869)	(1,728)	(4,573)
Proceeds from non-recourse debt	—	12,836	—	12,836
Repayments of non-recourse debt	(914)	(170)	(2,585)	(503)
Repayments of amount due to affiliates	—	—	(3,674)	—
Distributions to Other Members	(1,508)	(2,712)	(5,730)	(8,137)
Distributions to Managing Member	(122)	(220)	(464)	(660)

Net cash (used in) provided by financing activities	(2,901)	4,865	(14,181)	(3,037)

Net increase (decrease) in cash and cash equivalents	728	3,988	(4,100)	3,687
Cash and cash equivalents at beginning of period	5,361	1,841	10,189	2,142

Cash and cash equivalents at end of period	$6,089	$5,829	$6,089	$5,829

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$449	$191	$1,354	$630

Cash paid during the period for taxes	$3	$13	$90	$76

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$1,209	$—	$1,209

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, units totaling 10,250 were rescinded or repurchased and funds returned to investors. As of September 30, 2010, 12,055,016 units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2010 and 2009 and long-lived tangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

	For the nine months ended September 30,
	2010	% of Total	2009	% of Total
Revenue
United States	$11,832	93%	$11,309	90%

United Kingdom	577	4%	1,014	8%
Canada	328	3%	267	2%

Total International	905	7%	1,281	10%

Total	$12,737	100%	$12,590	100%

	As of September 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$36,785	94%	$42,552	94%

United Kingdom	1,069	3%	1,532	3%
Canada	1,058	3%	1,382	3%

Total International	2,127	6%	2,914	6%

Total	$38,912	100%	$45,466	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at September 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other (expense) income, net:

Other (expense) income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign currency gain (loss)	$(25)	$174	$4	$(7)
Change in fair value of interest rate swap contracts	8	36	42	145

	$(17)	$210	$46	$138

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2010, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 8.51% to 16.19%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2010 and December 31, 2009.

As of September 30, 2010, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2010	$198
Year ending December 31, 2011	795
2012	761
2013	320
2014	221
2015	166
Thereafter	188

2,649
Less: portion representing unearned interest income	(450)

2,199
Unamortized indirect costs	5

Notes receivable, net	$2,204

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$—	$3	$1
IDC amortization - lease assets	18	33	65	110

Total	$19	$33	$68	$111

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$25,997	$(1,032)	$(4,833)	$20,132
Net investment in direct financing leases	18,444	71	(1,305)	17,210
Assets held for sale or lease, net	862	631	(21)	1,472
Initial direct costs, net of accumulated amortization of $217 at September 30, 2010 and $467 at December 31, 2009	163	—	(65)	98

Total	$45,466	$(330)	$(6,224)	$38,912

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three and nine months ended September 30, 2010, the Company deemed certain property subject to operating leases and certain off-lease equipment to be impaired. Accordingly, the Company recorded adjustments totaling $77 thousand and $353 thousand for the respective three and nine months ended September 30, 2010 to reduce the cost basis of such assets. During the third quarter of 2009, the Company recognized an approximate $269 thousand impairment loss which reduced the residual value of certain off-lease equipment. There were no losses recorded during the first six months of 2009.

Depreciation expense on property subject to operating leases and held for lease or sale totaled $1.6 million and $2.2 million for the respective three months ended September 30, 2010 and 2009, and was $4.9 million and $7.3 million for the respective nine months ended September 30, 2010 and 2009.

All of the leased property was acquired in years beginning with 2002 through 2010.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2010, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2010.

At September 30, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $333 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $44 thousand. At December 31, 2009, such investment totaled $557 thousand with a related accounts receivable of approximately $251 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions & Impairment Losses	Balance September 30, 2010
Transportation, other	$18,161	$—	$(1,538)	$16,623
Transportation, rail	13,300	—	(12)	13,288
Materials handling	12,234	—	(1,956)	10,278
Marine vessels	10,116	—	(3,300)	6,816
Manufacturing	6,824	—	(1,695)	5,129
Natural gas compressors	1,671	145	—	1,816
Construction	1,076	700	294	2,070
Office furniture	560	—	(401)	159
Other	—	84	—	84

	63,942	929	(8,608)	56,263
Less accumulated depreciation	(37,945)	(4,833)	6,647	(36,131)

Total	$25,997	$(3,904)	$(1,961)	$20,132

The average estimated residual value for assets on operating leases was 19% and 23% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively. Operating leases in non-accrual status totaled $333 thousand and $509 thousand at September 30, 2010 and December 31, 2009, respectively.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. There were no revenues from contingent rentals during the first nine months of 2010. Such revenues totaled $302 thousand and $538 thousand for the three and nine months ended September 30, 2009, respectively.

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases consists of mining, materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$30,602	$35,093
Estimated residual values of leased equipment (unguaranteed)	3,665	3,864

Investment in direct financing leases	34,267	38,957
Less unearned income	(17,057)	(20,513)

Net investment in direct financing leases	$17,210	$18,444

Net investment in direct financing leases placed in non-accrual status	$—	$48

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

At September 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$1,999	$1,270	$3,269
Year ending December 31, 2011	5,303	5,993	11,296
2012	3,584	6,288	9,872
2013	2,622	4,467	7,089
2014	1,393	4,450	5,843
2015	813	4,450	5,263
Thereafter	13	3,684	3,697

	$15,727	$30,602	$46,329

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Related party transactions (continued):

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$99	$174	$426	$488
Asset management fees to Managing Member and/or affiliates	181	279	560	657
Acquisition and initial direct costs paid to Managing Member	—	56	128	56

	$280	$509	$1,114	$1,201

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

6. Non-recourse debt:

At September 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 6.07% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $31.3 million over the remaining lease terms; and the carrying value of the pledged assets is $19.3 million. The notes mature at various dates from 2010 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2010	$929	$412	$1,341
Year ending December 31, 2011	3,756	1,538	5,294
2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
Thereafter	3,921	133	4,054

	$26,078	$5,529	$31,607

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

During the third quarter of 2009, the Company repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.91% and 2.29% during the respective three and nine months ended September 30, 2009.

8. Receivable funding program:

As of September 30, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $677 thousand and $2.4 million outstanding under the RF Program at September 30, 2010 and December 31, 2009, respectively. The Company paid program fees, as defined in the receivables funding agreement, totaling $1 thousand and $4 thousand during the respective three months ended September 30, 2010 and 2009, and $4 thousand and $23 thousand for respective nine months ended September 30, 2010 and 2009. The RF Program fees are included in interest expense in the Company’s statements of income.

As of September 30, 2010, the Company has interest rate swap agreements to receive or pay interest on a notional principal of $677 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2.4 million based on the difference between the same nominal rates and variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Receivable funding program (continued):

At September 30, 2010 and December 31, 2009, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2010	Notional Balance September 30, 2010	Swap Value September 30, 2010	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$114	$114	$(2)	3.75%
March 22, 2005	9,892	377	377	(7)	4.31%
December 15, 2005	13,047	76	76	(1)	4.80%
January 9, 2006	2,500	110	110	(1)	4.81%

	$45,439	$677	$677	$(11)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2009	Notional Balance December 31, 2009	Swap Value December 31, 2009	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$466	$466	$(8)	3.75%
March 22, 2005	9,892	762	762	(21)	4.31%
December 15, 2005	13,047	827	827	(15)	4.80%
January 9, 2006	2,500	350	350	(9)	4.81%

	$45,439	$2,405	$2,405	$(53)

At September 30, 2010, the minimum repayment schedule under the RF Program is as follows (in thousands):

Three months ending December 31, 2010	$262
Year ending December 31, 2011	415

$677

At September 30, 2010, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $950 thousand at their discounted present value.

The weighted average interest rates on the RF Program, including interest on the swap contracts, were 4.83% and 5.56% during the three months ended September 30, 2010 and 2009, respectively. The weighted average interest rates on the RF Program were 5.21% and 6.32% during the nine months ended September 30, 2010 and 2009, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of September 30, 2010.

9. Commitments:

At September 30, 2010, there were commitments to purchase lease assets and to fund investments in notes receivable approximating $900 thousand and $500 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Member’s capital:

As of September 30, 2010 and December 31, 2009, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the nine months ended September 30, 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Distributions declared	$1,507	$2,712	$4,521	$8,137
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

Weighted average distributions per Unit	$0.13	$0.22	$0.38	$0.67

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

At September 30, 2010 and December 31, 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, at September 30, 2010 and December 31, 2009, the Company measured the fair value of impaired operating lease and/or off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired operating lease and off-lease equipment

During the first nine months of 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $77 thousand and $353 thousand for the three and nine months ended September 30, 2010, respectively, which reduced the cost basis of the assets. During 2009, the Company recognized an approximate $1.0 million impairment loss, of which $269 thousand was recorded during the first nine months of 2009. Such impairment losses reduced the cost basis of certain operating lease and off-lease equipment. The fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired leased and off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$343	$—	$—	$343

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$11	$—	$11	$—

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$860	$—	$—	$860

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$53	$—	$53	$—

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,089	$6,089	$10,189	$10,189
Notes receivable	2,204	2,204	2,628	2,628

Financial liabilities:
Non-recourse debt	26,078	27,595	28,663	28,662
Borrowings	677	677	2,405	2,405
Interest rate swap contracts	11	11	53	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Company had net income of $1.0 million and $410 thousand for the three months ended September 30, 2010 and 2009, respectively. The period over period change reflects a decrease in total operating expenses offset, in part, by a decline in total revenues.

Revenues

Total revenues for the third quarter of 2010 decreased by $99 thousand, or 2%, as compared to the prior year period. The net decrease in total revenues was primarily a result of decreases in operating lease revenues and gain on sales of assets offset, in part, by increases in revenues from direct financing leases and other revenue.

The decrease in operating lease revenues totaled $904 thousand and was largely attributable to the termination of a significant operating lease which was subsequently renewed as two direct financing leases during the second half of 2009, coupled with run-off of the lease portfolio and sales of lease assets. Gain on sales of assets declined by $82 thousand reflecting decreased volume and the type of assets sold during the current year quarter.

Partially offsetting the aforementioned decreases in revenues were increases in revenues from direct financing leases and other revenue totaling $775 thousand and $87 thousand, respectively. The increase in revenues from direct financing leases was primarily attributable to new leases which commenced during the latter half of 2009; and, the increase in other revenue was largely a result of additional billings for excess wear and tear on returned equipment.

Expenses

Total operating expenses for the third quarter of 2010 decreased by $947 thousand, or 25%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses, professional fees, asset management fees paid to AFS, and cost reimbursements to AFS offset, in part, by an increase in interest expense.

The decrease in depreciation expense, totaling $650 thousand, was primarily due to run-off and lease asset sales since September 30, 2009. The decline in impairment losses, totaling $192 thousand, was mainly attributable to a smaller period over period decline in residual value adjustments recorded on certain operating lease and off-lease equipment.

Moreover, professional fees decreased by $114 thousand primarily as a result of a period over period reduction in legal fees, as the third quarter 2009 amount included legal expenses related to certain contractual re-structuring and other matters. Asset management fees paid to AFS declined by $98 thousand mostly due to the period over period decrease in managed assets and related rents; and, costs reimbursed to AFS decreased by $75 thousand largely as a result of the resolution of certain items previously held in suspense.

Partially offsetting the aforementioned decreases in expenses was a $188 thousand increase in interest expense. Such increase was primarily a result of higher non-recourse debt balances. Approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases.

Other

The Company recorded other expense, net totaling $17 thousand and other income, net totaling $210 thousand for the three months ended September 30, 2010 and 2009, respectively. The $227 thousand unfavorable variance was comprised of a $199 thousand unfavorable change in foreign currency transaction gains and losses recognized during the current year quarter, and a $28 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The unfavorable change in foreign currency transaction gains and losses was largely due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions; the Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Company had net income of $3.9 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. The period over period change reflects a decrease in total operating expenses partially offset by an increase in total revenues.

Revenues

Total revenues for the first nine months of 2010 increased by $147 thousand, or 1%, as compared to the prior year period. The net increase in total revenues was primarily a result of increases in revenues from direct financing leases and other revenue partially offset by reductions in revenues from operating leases and gain on sales of assets.

The increase in revenues from direct financing leases totaled $2.6 million and was primarily attributable to new leases which commenced during the latter half of 2009. Other revenue increased by $427 thousand largely due to additional billings for excess wear and tear on returned equipment.

Partially offsetting the aforementioned increases in revenues were decreases in revenues from operating leases and gain on sales of assets totaling $2.8 million and $212 thousand, respectively. The decrease in operating lease revenues was attributable to the termination of a significant operating lease which was subsequently renewed as two direct financing leases during the second half of 2009, run-off of the lease portfolio and dispositions of lease assets. The decrease in gain on sales of lease assets was mainly a result of a period over period decline in the number of assets and the change in the mix of assets sold.

Expenses

Total operating expenses for the first nine months of 2010 decreased by $2.0 million, or 19%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, professional fees, other expense, asset management fees paid to AFS, marine vessel maintenance and other operating costs, and costs reimbursed to AFS offset, in part, by increases in interest expense, acquisition expense and impairment losses.

The decrease in depreciation expense, totaling $2.4 million, was primarily attributable to run-off and lease asset sales since September 30, 2009. Professional fees decreased by $133 thousand on lower legal fees as the prior year period amount included legal expenses relative to the restructuring of certain contracts and other matters; and, other expense decreased by $119 thousand largely as a result of lower tax related accruals offset, in part, by higher maintenance costs on certain aging railcars, higher printing and postage costs related to investor communication, and increased vessel storage fees.

In addition, asset management fees paid to AFS declined by $97 thousand due to a period over period decrease in managed assets and related rents. Marine vessel maintenance and other operating costs decreased by $87 thousand largely due to prior year period incremental costs incurred to prepare the vessel for a new lessee; and, costs reimbursed to AFS declined by $62 thousand largely as a result of the resolution of certain items previously held in suspense.

The aforementioned decreases in expenses were partially offset by increases in interest expense, acquisition expense and impairment losses totaling $714 thousand, $105 thousand and $84 thousand, respectively. The increase in interest expense was largely as a result of higher non-recourse debt balance as approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. Acquisition expense increased as a result of significantly higher lease asset purchase activity during the first nine months of 2010 as compared to the prior year period; and impairment losses increased largely due to a period over period rise in residual value adjustments recorded on certain operating lease and off-lease equipment.

Other

The Company recorded other income, net totaling $46 thousand and $138 thousand for the nine months ended September 30, 2010 and 2009, respectively. The $92 thousand unfavorable variance was a result of a $11 thousand favorable change in foreign currency transaction gains and losses recognized during the current year period, and a $103 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The favorable change in foreign currency transaction gains and losses was largely due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the third quarter of 2010 decreased by $2.4 million as compared to the prior year period. The net decrease in cash flow was primarily due to an unfavorable year over year three-month change in accounts receivable, a decrease in net operating results as adjusted for non-cash items, such as gains on sales of assets and depreciation expense, a decrease in unearned operating lease income, and an unfavorable change in accounts payable and accrued liabilities.

The unfavorable change in accounts receivable reduced cash flow by $1.0 million and was attributable to a higher level of billings accrued at June 30, 2009 as compared to June 30, 2010, which resulted in higher amounts of receivables collected during the prior year quarter. In addition, aged receivables increased at September 30, 2010. Likewise, the period over period decline in net operating results as adjusted for non-cash items reduced cash flow by $920 thousand. The decline was largely due to the decrease in operating lease revenues coupled with increases in certain expenses.

Moreover, the decrease in unearned operating lease income reduced cash flow by $271 thousand. The decrease was primarily due to a period over period reduction in prepaid rents and increased amortization of prepaid rents received in prior periods. Finally, the unfavorable change in accounts payable and accrued liabilities further reduced cash flow by $248 thousand. The decrease was largely due to a higher level of payables to AFS accrued at June 30, 2010 as compared to June 30, 2009, which resulted in higher payments made during the current year quarter. In addition, a prior year customer overpayment, held in suspense, was applied to its open receivables in 2010.

•	Investing Activities

Net cash provided by investing activities during the third quarter of 2010 totaled $2.4 million as compared to net cash used in investing activities totaling $4.5 million during the prior year period, an increase of $6.9 million. The net increase in cash flow reflects a decrease in cash used to purchase lease assets as well as increases in payments received on direct financing lease and notes receivable offset, in part, by a reduction in proceeds from sales of lease assets.

The decrease in cash used to purchase lease assets improved cash flow by $6.1 million. Such amount was used during the prior year period to refurbish existing assets relative to a new direct financing lease.

The increase in payments received on direct financing leases further improved cash flow by $896 thousand as cash flow was realized from new direct financing leases which commenced during the second half of 2009. Likewise, the increase in payments received on notes receivable improved cash flow by $100 thousand. Such increase was due to loans funded at the end of 2009.

The aforementioned increases in cash flow was partially offset by a $212 thousand decrease in proceeds from sales of lease assets, which decreased due to the decline in the number of assets and the change in the mix of assets sold.

•	Financing Activities

Net cash used in financing activities during the third quarter of 2010 totaled $2.9 million as compared to net cash provided by financing activities of $4.9 million during the prior year period, a decrease of $7.8 million. The increased use of cash (decrease in cash flow) reflects a decline in net borrowing activity offset, in part, by a decline in distributions paid to Other Members.

The decline in net borrowing activity totaled $9.1 million and was comprised of a $14.3 million decrease in cash flow resulting from the absence of Company borrowings during the current year period partially offset by a $5.2 million net reduction in repayments. During the prior year quarter, the Company had approximately $12.8 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets.

Partially offsetting the aforementioned decrease in cash flow was an increase of $1.3 million resulting from a period over period reduction in distributions paid to both Other Members and the Managing Member. Such distributions were based on cash available, net of any short-term payables and reserves as determined by the Managing Member.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the first nine months of 2010 decreased by $4.7 million as compared to the prior year period. The net reduction in cash flow was primarily due to a decrease in net operating results as adjusted for non-cash items, such as gains on sales of assets and depreciation expense, an unfavorable year over year nine-month change in accounts payable and accrued liabilities, an unfavorable change in accounts receivable and a decrease in unearned operating lease income.

The period over period decline in net operating results as adjusted for non-cash items reduced cash flow by $2.7 million and was largely due to the decrease in operating lease revenues and the increase in interest expense. The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $1.0 million and was primarily due to higher amounts of period-end accruals, primarily accrued taxes and marine vessel refurbishing, maintenance and operating costs, in 2009 as compared to 2008. Accordingly, higher payments have been made during the first nine months of 2010 as compared to the prior year period. In addition, a prior period customer overpayment, held in suspense, was applied against its open receivables balance in 2010.

Moreover, the unfavorable change in accounts receivable further reduced cash flow by $831 thousand. The decrease was primarily due to a more timely collection of prior year accrued billings during the first nine months of 2009 as compared to the current year period, coupled with an increase in aged receivables at September 30, 2010. Finally, the decrease in unearned operating lease income reduced cash flow by $324 thousand. The decrease was primarily due to a period over period reduction in prepaid rents and increased amortization of prepaid rents received in prior periods.

•	Investing Activities

Net cash provided by investing activities during the first nine months 2010 totaled $6.0 million as compared to net cash used in investing activities totaling $2.0 million during the prior year period, an increase of $8.0 million. The net increase in cash flow reflects a decrease in cash used to purchase and/or refurbish lease assets as well as increases in payments received on direct financing lease and notes receivable offset, in part, by a reduction in proceeds from sales of lease assets.

The reduction in cash used to purchase and/or refurbish lease assets increased cash flow by $5.5 million. Such increase was comprised of approximately $6.1 million used during the prior year period to refurbish existing assets relative to a new direct financing lease offset, in part, by a $564 thousand net increase in cash used during the current year period to purchase and refurbish operating lease assets.

The increase in payments received on direct financing leases improved cash flow by $2.6 million as cash flow was realized from new direct financing leases which commenced during the second half of 2009. Moreover, the increase in payments received on the notes receivable also improved cash flow by $213 thousand. Such increase was due to loans funded at the end of 2009.

The aforementioned increases in cash flow was partially offset by a $358 thousand decrease in proceeds from sales of lease assets, which decreased due to the decline in the number of assets and the change in the mix of assets sold.

•	Financing Activities

Net cash used in financing activities during the first nine months of 2010 increased by $11.1 million as compared to the prior year period. The increased use of cash (decrease in cash flow) was primarily a result of a decline in net borrowing activity, and the payment of amounts due to certain affiliates offset, in part, by a reduction in distributions paid to Unit holders.

The decline in net borrowing activity totaled $10.1 million and was comprised of a $16.8 million decrease in cash flow resulting from the absence of Company borrowings during the current year period offset, in part, by a $6.7 million net reduction in repayments. During the prior year period, the Company had approximately $12.8 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets. Moreover, cash flow was reduced by the payment of an approximate $3.7 million settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates.

Partially offsetting the aforementioned decreases in cash flow was an increase of $2.6 million resulting from a period over period reduction in distributions paid to both Other Members and the Managing Member. Such distributions were based on cash available, net of any short-term payables and reserves as determined by the Managing Member.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Conversely, should interest rates remain low or decrease, the rates that the Company can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

Receivable funding program

As of September 30, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of September 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of September 30, 2010, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1.

The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $19.9 million and 1.34 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all such material financial covenants.

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

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2010. At September 30, 2010, the net book value of such equipment was approximately $333 thousand. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed on a cash basis as of September 30, 2010. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. At December 31, 2009, such investment totaled $557 thousand.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

At September 30, 2010, the Company had commitments to purchase lease assets (see Note 9, Commitments, as set forth in Item 1. Financial Statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2010

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