Form 10-K
period 2010-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2011-03-24
CIK 1125264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2010, 12,055,016 Units remain issued and outstanding.

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

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of December 31, 2010 and 2009, the amount of such securitized borrowings was $415 thousand and $2.4 million, respectively.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2010, the Company had purchased equipment with a total acquisition price of $177.4 million. The Company also had investments in notes receivable of which $2.7 million remained outstanding at December 31, 2010.

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

During 2010 and 2009, a certain lessee generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
The Sabine Mining Company	Mining	24%	16%

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

AFS limited the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2010 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.67%
Materials handling	35,106	19.79%
Transportation, other	17,169	9.68%
Construction	16,352	9.22%
Aviation	13,644	7.69%
Transportation, rail	13,458	7.59%
Marine vessels	12,841	7.24%
Computers	6,143	3.46%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.26%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,384	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.93%
Transportation, other	25,960	14.63%
Manufacturing	19,256	10.86%
Electronics	16,926	9.54%
Retail	9,048	5.10%
Oil /Gas	8,709	4.91%
Health services	7,704	4.34%
Communications	7,561	4.26%
Transportation, rail	7,467	4.21%
Wood/Lumber products	7,307	4.12%
Transportation, marine	6,241	3.52%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	4.00%
	$177,384	100.00%

From inception to December 31, 2010, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Materials handling	$18,461	$2,585	$19,105
Aviation	12,612	9,681	8,575
Mining equipment	9,788	4,754	8,584
Construction	6,295	2,631	6,179
Computers	5,894	745	5,580
Manufacturing	2,703	808	2,736
Transportation, other	2,242	421	2,271
Marine vessels	1,025	-	1,058
Transportation, rail	171	125	88
Other	4,958	2,209	4,198
	$64,149	$23,959	$58,374

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets. It will determine when and under what terms to dispose of such assets during the course of its term. As of December 31, 2010 and 2009, the utilization percentage of existing assets under lease was 92% and 83%, respectively.

For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2010 and 2009, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2010 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2010, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$3,719	$264	$3,255
Research	1,977	79	1,752
Manufacturing	1,083	-	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	-	272
Other	28	-	20
	$7,630	$630	$6,800

For further information regarding the Company’s notes receivable portfolio as of December 31, 2010, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4.  [RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 3,091 investors were Unitholders of record holders in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2010. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2010. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $3.60 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

A total of four periodic distributions were paid in 2010. The rate for each distribution was $0.125 per Unit. The rate for monthly distributions from 2009 operations was $0.075 per Unit for the period from January through December 2009. The rate for each of the quarterly distributions paid in 2009 was $0.225 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2010	2009
Net income per Unit, based on weighted average Units outstanding	$0.39	$0.14
Return of investment	0.11	0.76
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.50	0.90
Differences due to timing of distributions	-	-
Actual distributions paid per Unit	$0.50	$0.90

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

Overview

ATEL Capital Equipment Fund IX, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in September 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing, lending and sales activities, primarily in the United States. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in January 2003. During early 2003, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment.

The Company may continue until December 31, 2020. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2009. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Mining	30%	32%
Manufacturing	21%	23%
Rail transportation	13%	12%
Health Care	13%	*
Marine transportation/Transportation, other	12%	16%

* Less than 10%

During 2010 and 2009, a certain lessee generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
The Sabine Mining Company	Mining	24%	16%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period which commenced on January 1, 2010.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 92% and 83% as of December 31, 2010 and 2009, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2010 versus 2009

The Company had net income of $5.2 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively. Results for 2010 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues.

Revenues

Total revenues for 2010 decreased by $873 thousand, or 5%, as compared to the prior year. The net reduction in total revenues was primarily a result of decreases in revenues from operating leases and gain on sales of lease assets partially offset by increases in direct financing lease revenues and other revenue.

The decrease in revenues from operating leases totaled $3.6 million and was primarily attributable to the termination of a significant operating lease which was subsequently renewed as two direct financing leases during the second half of 2009, run-off of the lease portfolio and dispositions of lease assets. Gain on sales of lease assets declined by $791 thousand largely due to a year over year decline in the number of assets and the change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues were increases in direct financing lease revenues and other revenue totaling $3.1 million and $447 thousand, respectively. The increase in direct financing lease revenue was primarily attributable to new leases which commenced during the latter half of 2009. Other revenue increased largely due to additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for 2010 decreased by $3.6 million, or 24%, as compared to the prior year. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses, professional fees, other expense, asset management fees paid to AFS, costs reimbursed to AFS, and marine vessel maintenance costs offset, in part, by increases in interest expense and acquisition expense.

The decrease in depreciation expense totaled $3.1 million and was primarily attributable to run-off and lease asset sales since December 31, 2009. The decrease in impairment losses totaled $693 thousand and was largely due to a higher amount of 2009 adjustments made to certain leased and off-lease lease assets, including material handling equipment, deemed impaired by the Company. During 2009, the secondary market for some material handling equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s leased and off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group. Based on the Fund’s experience during 2010, such magnitude of deterioration appears to have somewhat abated.

Moreover, professional fees decreased by $175 thousand on lower legal fees as the prior year amount included legal expenses relative to the restructuring of certain contracts and other matters. Other expense decreased by $148 thousand largely as a result of lower tax related accruals offset, in part, by higher maintenance costs on certain aging railcars, higher printing and postage costs related to investor communication, and increased vessel storage fees. Asset management fees paid to AFS declined by $112 thousand, due to a year over year decrease in managed assets and related rents.

In addition, costs reimbursed to AFS declined by $93 thousand largely as a result of the resolution of certain items previously held in suspense; and, marine vessel maintenance costs decreased by $80 thousand largely due to prior year incremental costs incurred to prepare the vessel for a new lessee.

The aforementioned decreases in expenses were partially offset by increases in interest expense and acquisition expense totaling $803 thousand and $69 thousand, respectively. The increase in interest expense was largely as a result of higher non-recourse debt balance as approximately $24.9 million of new non-recourse debt was utilized during the latter half of 2009 to refurbish certain existing lease assets which were subsequently re-leased as direct financing leases. Acquisition expense increased as a result of significantly higher lease asset purchase activity during 2010 as compared to the prior year as certain lease purchase commitments at year-end 2009 were funded during the current year.

Other

The Company recorded other income, net totaling $64 thousand and $164 thousand for the years ended December 31, 2010 and 2009, respectively. The $100 thousand unfavorable variance was a result of a $24 thousand favorable change in foreign currency transaction gains and losses recognized during the current year, and a $124 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The favorable change in foreign currency transaction gains and losses was largely due to the year over year weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $2.8 million and $10.2 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such leasing rents and payments are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$5,170	$9,662
Investing activities	4,422	(6,119)
Financing activities	(16,999)	4,504
Net (decrease) increase in cash and cash equivalents	$(7,407)	$8,047

Operating Activities

Cash provided by operating activities during 2010 decreased by $4.5 million as compared to the prior year. The net decrease in cash flow was mainly attributable to the year over year reduction in depreciation of lease assets, increased amortization of unearned income on direct financing leases and notes receivable funded during the latter half of 2009, lower liabilities, and higher receivables offset, in part, by a decline in amortization of unearned rents as prepaid rents received during the current year declined as compared to 2009.

The lower level of liabilities was largely attributable to the 2010 application of prior year customer overpayments, which was held in a liability account, to their open receivable balances combined with higher 2010 payments made on marine vessel related costs. The higher receivables balance was largely a result of increased billings accrued at year-end 2010.

Investing Activities

Net cash provided by investing activities during 2010 totaled $4.4 million as compared to net cash used in investing activities totaling $6.1 million during the prior year, an increase of $10.5 million. The net increase in cash flow reflects a decrease in cash used to purchase lease assets as well as increases in payments received on direct financing lease and notes receivable offset, in part, by a reduction in proceeds from sales of lease assets and increased cash used to fund loans.

The year over year net decrease in cash used to purchase lease assets improved cash flow by $9.7 million. During 2009, approximately $13.5 million was used to refurbish existing assets relative to new direct financing leases and to purchase new lease assets, as compared to $3.8 million of cash used to purchase lease assets during 2010. The increase in payments received on direct financing leases further improved cash flow by $3.2 million as cash flow was realized from new direct financing leases which commenced during the second half of 2009. Likewise, the increase in payments received on notes receivable improved cash flow by $330 thousand. Such increase was due to loans funded at the end of 2009.

The aforementioned increases in cash flow was partially offset by a $2.1 million decrease in proceeds from sales of lease assets, which decreased due to the decline in the number of assets and the change in the mix of assets sold, and a $661 thousand increase in funding of new loans.

Financing Activities

Net cash used in financing activities during 2010 increased by $21.5 million as compared to the prior year. The increased use of cash (decrease in cash flow) was primarily a result of a decline in net borrowing activity, and the payment of amounts due to certain affiliates offset, in part, by a reduction in distributions paid to Unitholders.

The decline in net borrowing activity totaled $21.7 million and was comprised of a $28.9 million decrease in cash flow resulting from the absence of Company borrowings during the current year offset, in part, by a $7.2 million net reduction in repayments. During the prior year, the Company had approximately $24.9 million of new non-recourse debt related to the refurbishment and re-leasing of certain existing assets. Moreover, cash flow was reduced by the payment of an approximate $3.7 million settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates.

Partially offsetting the aforementioned decreases in cash flow was an increase of $3.9 million resulting from a year over year reduction in distributions paid to both Other Members and the Managing Member. Such distributions were based on cash available, net of any short-term payables and reserves as determined by the Managing Member.

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

Receivable funding program

As of December 31, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of December 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of December 31, 2010, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $19.7 million and 1.30 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all such material financial covenants.

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

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had non-recourse long-term debt totaling $25.2 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s debt obligations, see Notes 8 to 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Other

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010.

At December 31, 2010, the net book value of such equipment was approximately $306 thousand. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed on a cash basis as of December 31, 2010. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. At December 31, 2009, the total net investment in equipment underlying lease contracts placed on a cash basis totaled $557 thousand, of which $546 thousand was related to Chrysler.

At December 31, 2010 and 2009, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Company had no commitments to purchase lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

The Company earns revenues from its marine vessel based on charter utilization of the vessel or a fixed term lease. When the vessel is chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are written off to the allowance for losses as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 22, 2011

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
ASSETS
Cash and cash equivalents	$2,782	$10,189
Accounts receivable, net of allowance for doubtful accounts of $239 at December 31, 2010 and $275 at December 31, 2009	1,001	814
Notes receivable, net of unearned interest income of $515 at December 31, 2010 and $653 at December 31, 2009	2,712	2,628
Prepaid expenses and other assets	39	46
Investment in securities	70	70
Investments in equipment and leases, net of accumulated depreciation of $42,468 at December 31, 2010 and $45,823 at December 31, 2009	40,095	45,466
Total assets	$46,699	$59,213

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$82	$325
Due to affiliates	-	3,595
Accrued distributions to Other Members	-	1,209
Other	893	1,340
Deposits due lessees	90	90
Non-recourse debt	25,150	28,663
Interest rate swap contracts	5	53
Receivables funding program obligation	415	2,405
Unearned operating lease income	419	585
Total liabilities	27,054	38,265

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	19,645	20,948
Total Members’ capital	19,645	20,948
Total liabilities and Members’ capital	$46,699	$59,213

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$10,402	$14,050
Direct financing leases	4,994	1,933
Interest on notes receivable	261	203
Gain on sales of assets	559	1,350
Other revenue	506	59
Total revenues	16,722	17,595

Expenses:
Depreciation of operating lease assets	6,242	9,295
Asset management fees to Managing Member	723	835
Acquisition expense	195	126
Cost reimbursements to Managing Member	577	670
Provision for credit losses	128	175
Impairment losses	353	1,046
Amortization of initial direct costs	84	143
Other management fees	106	79
Interest expense	1,823	1,020
Professional fees	188	363
Outside services	62	102
Insurance	120	88
Marine vessel maintenance and other operating costs	719	799
Other	253	401
Total operating expenses	11,573	15,142
Other income, net	64	164
Net income	$5,213	$2,617

Net income:
Managing Member	$489	$880
Other Members	4,724	1,737
	$5,213	$2,617

Net income per Limited Liability Company Unit (Other Members)	$0.39	$0.14
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	12,055,016	$30,060	$-	$30,060
Distributions to Other Members ($0.90 per Unit)	-	(10,849)	-	(10,849)
Distributions to Managing Member	-	-	(880)	(880)
Net income	-	1,737	880	2,617
Balance December 31, 2009	12,055,016	20,948	-	20,948
Distributions to Other Members ($0.50 per Unit)	-	(6,027)	-	(6,027)
Distributions to Managing Member	-	-	(489)	(489)
Net income	-	4,724	489	5,213
Balance December 31, 2010	12,055,016	$19,645	$-	$19,645

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income	$5,213	$2,617
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(559)	(1,350)
Depreciation of operating lease assets	6,242	9,295
Amortization of initial direct costs	84	143
Amortization of unearned income on direct financing leases	(4,994)	(1,933)
Amortization of unearned income on notes receivable	(261)	(203)
Provision for credit losses	128	175
Impairment losses	353	1,046
Gain on interest rate swap contracts	(48)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(315)	(33)
Prepaid and other assets	7	5
Accounts payable, Managing Member	(146)	153
Accounts payable, affiliates	79	8
Accounts payable, other	(447)	318
Deposits due lessees	-	(39)
Unearned operating lease income	(166)	(368)
Net cash provided by operating activities	5,170	9,662

Investing activities:
Purchases of equipment on operating leases	(3,784)	(2,125)
Purchases of equipment on direct financing leases	-	(11,359)
Proceeds from sales of lease assets	1,667	3,766
Payments of initial direct costs	(13)	(97)
Payments received on direct financing leases	6,372	3,185
Notes receivable advances	(661)	-
Payments received on notes receivable	841	511
Net cash provided by (used in) investing activities	4,422	(6,119)

Financing activities:
Borrowings under acquisition facility	-	4,000
Repayments under acquisition facility	-	(6,000)
Repayments under receivables funding program	(1,990)	(5,604)
Proceeds of non-recourse debt	-	24,877
Repayments of non-recourse debt	(3,513)	(1,040)
Repayments of amount due to affiliates	(3,674)	-
Distributions to Other Members	(7,236)	(10,849)
Distributions to Managing Member	(586)	(880)
Net cash (used in) provided by financing activities	(16,999)	4,504

Net (decrease) increase in cash and cash equivalents	(7,407)	8,047
Cash and cash equivalents at beginning of year	10,189	2,142
Cash and cash equivalents at end of year	$2,782	$10,189

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,784	$964
Cash paid during the year for taxes	$90	$196
Schedule of non-cash transactions:
Transfer of operating lease assets from affiliates	$-	$2,674
Transfer of investments in notes receivable from affiliates	$-	$1,000
Distributions payable to Other Members at year end	$-	$1,209

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2010, 12,055,016 Units remain issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

The Company earns revenues from its marine vessel based on charter utilization of the vessel or a fixed term lease. When the vessel is chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance for losses as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2010 and 2009 and long-lived assets as of December 31, 2010 and 2009 (dollars in thousands):

	For the year ended December 31,
	2010	% of Total	2009	% of Total
Revenue
United States	$15,517	92%	$15,889	90%
United Kingdom	768	5%	1,330	8%
Canada	437	3%	376	2%
Total International	1,205	8%	1,706	10%
Total	$16,722	100%	$17,595	100%

	As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$38,238	96%	$42,552	94%
United Kingdom	907	2%	1,532	3%
Canada	950	2%	1,382	3%
Total International	1,857	4%	2,914	6%
Total	$40,095	100%	$45,466	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2010 and 2009, the Company recognized foreign currency gains totaling $16 thousand and foreign currency losses totaling $8 thousand, respectively, which are included in other income, net for each of the reporting years.

Investment in securities:

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at December 31, 2010 and 2009.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2010 and 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income.  The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2010 and 2009, the related provision for state income taxes was approximately $50 thousand and $272 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 (in thousands):

	2010	2009
Financial statement basis of net assets	$19,645	$20,948
Tax basis of net assets (unaudited)	17,611	20,971
Difference	$2,034	$(23)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income per financial statements	$5,213	$2,617
Tax adjustments (unaudited):
Adjustment to depreciation expense	(3,441)	604
Provision for losses and doubtful accounts	(36)	175
Adjustments to revenues / other expenses	1,201	986
Adjustments to gain on sales of assets	2,150	(320)
Other	(624)	824
Income per federal tax return (unaudited)	$4,463	$4,886

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Other income, net:

Other income, net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Foreign currency gain (loss)	$16	$(8)
Change in fair value of interest rate swap contracts	48	172
	$64	$164

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 5.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Mining	30%	32%
Manufacturing	21%	23%
Rail transportation	13%	12%
Health Care	13%	*
Marine transportation/Transportation, other	12%	16%

* Less than 10%

During 2010 and 2009, a certain lessee generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
The Sabine Mining Company	Mining	24%	16%

4.  Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2010, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2010 and 2009. As of December 31, 2010, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2011	$1,058
2012	1,021
2013	558
2014	229
Thereafter	355
3,221
Less: portion representing unearned interest income	(515)
2,706
Unamortized indirect costs	6
Notes receivable, net	$2,712

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
IDC amortization - notes receivable	$4	$2
IDC amortization - lease assets	80	141
Total	$84	$143

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2009	$100
Provision	175
Balance December 31, 2009	275
Provision	128
Charge-offs and/or recoveries	(164)
Balance December 31, 2010	$239

At December 31, 2010 and 2009, the allowance for doubtful accounts represents reserves against financing receivables as well as operating lease receivables.

For the year ended December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

Notes
	Receivable		Finance Leases		Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-		$-		$-
Ending balance: individually evaluated for impairment	$-		$-		$-
Ending balance: collectively evaluated for impairment	$-		$-		$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-		$-

Financing receivables, net:
Ending balance, December 31, 2010	$2,712	1	$17,288	2	$20,000
Ending balance: individually evaluated for impairment	$2,712		$17,288		$20,000
Ending balance: collectively evaluated for impairment	$-		$-		$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-		$-

1 Includes $6 of unamortized initial direct costs.
2 Includes $56 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes	Finance
	Receivable	Leases
	2010	2010
Pass	$1,339	$16,982
Special mention	1,367	250
Substandard	-	-
Doubtful	-	-
Total	$2,706	$17,232

At December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>
	30-59 Days	60-89 Days	Than 90	Total Past		Financing	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Notes receivable	$-	$-	$-	$-	$2,706	$2,706	$-
Finance leases	3	2	54	59	17,173	17,232	-
Total	$3	$2	$54	$59	$19,879	$19,938	$-

The Company did not carry an impairment reserve on its financing receivables at both December 31, 2010 and 2009. Accounts receivable related to net investments in financing receivables past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

		Reclassifications,	Depreciation/
		Additions /	Amortization
	Balance	Dispositions and	Expense or	Balance
	December 31,	Impairment	Amortization	December 31,
	2009	Losses	of Leases	2010
Net investment in operating leases	$25,997	$1,649	$(6,220)	$21,426
Net investment in direct financing leases	18,444	167	(1,379)	17,232
Assets held for sale or lease, net	862	509	(22)	1,349
Initial direct costs, net of accumulated amortization of $86 and $467 at December 31, 2010 and 2009, respectively	163	5	(80)	88
Total	$45,466	$2,330	$(7,701)	$40,095

For the years ended December 31, 2010 and 2009, IDC amortization expense related to operating leases and direct financing leases was $80 thousand and $141 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. In both 2010 and 2009, the Company deemed certain operating lease and off-lease assets to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $353 thousand and $1.0 million for the years ended December 31, 2010 and 2009, respectively, which reduced the cost basis of the assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense and impairment losses on the Company’s equipment for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Depreciation of operating lease assets	$6,242	$9,295
Impairment losses	353	1,046
Total	$6,595	$10,341

All of the leased property was acquired during the years 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2010
Transportation, other	$18,161	$1,469	$(1,629)	$18,001
Transportation, rail	13,300	-	(12)	13,288
Materials handling	12,234	241	(2,271)	10,204
Marine vessels	10,116	-	(3,300)	6,816
Manufacturing	6,824	-	(1,810)	5,014
Natural gas compressors	1,671	-	-	1,671
Construction	1,076	839	(321)	1,594
Agriculture	-	1,151	-	1,151
Office furniture	560	-	(401)	159
Other	-	84	-	84
	63,942	3,784	(9,744)	57,982
Less accumulated depreciation	(37,945)	(6,220)	7,609	(36,556)
Total	$25,997	$(2,436)	$(2,135)	$21,426

The average estimated residual value for assets on operating leases was 19% and 23% of the assets’ original cost at December 31, 2010 and 2009, respectively.

The Company earns revenues from its marine vessel based on charter utilization of the vessel or a fixed term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. For the year ended December 31, 2009, the revenues associated with such rentals are included as a component of Operating Lease Revenues and totaled $841 thousand. In June of 2009, the Company’s vessel was leased under a two-year fixed term leasing arrangement. As such, there were no revenues from contingent rentals during 2010.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2010, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010.

As of December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $306 thousand, all of which was related to Chrysler. At December 31, 2009, the net book value of such equipment was approximately $557 thousand, of which $546 thousand was related to Chrysler. At December 31, 2010 and 2009, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investment in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2010, such investment consists of materials handling, mining, research and construction equipment. As of December 31, 2009, investment in direct financing leases consists of mining and materials handling equipment as well as office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$29,415	$35,093
Estimated residual values of leased equipment (unguaranteed)	3,666	3,864
Investment in direct financing leases	33,081	38,957
Less unearned income	(15,849)	(20,513)
Net investment in direct financing leases	$17,232	$18,444

Net investment in direct financing leases placed in non-accrual status	$54	$48

At December 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$5,956	$6,040	$11,996
2012	4,031	6,324	10,355
2013	3,066	4,467	7,533
2014	1,837	4,450	6,287
2015	1,058	4,450	5,508
Thereafter	363	3,684	4,047
	$16,311	$29,415	$45,726

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7.  Related party transactions (continued):

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$577	$670
Asset management fees to Managing Member	723	835
Acquisition and initial direct costs paid to Managing Member	221	192
	$1,521	$1,697

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts due to affiliates were settled in January 2010.

8.  Non-recourse debt:

At December 31, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $30.0 million over the remaining lease terms; and the carrying value of the pledged assets is $18.8 million. The notes mature from 2015 through 2017.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2011	$3,757	$1,537	$5,294
2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
Thereafter	3,921	134	4,055
	$25,150	$5,117	$30,267

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

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

10.  Receivables funding program:

As of December 31, 2010, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $415 thousand and $2.4 million outstanding under the RF Program at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Company paid program fees, as defined in the receivables funding agreement, totaling $5 thousand and $26 thousand, respectively. The RF Program fees are included in interest expense in the Company’s statements of income.

As of December 31, 2010, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $415 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.23% to 0.35%. As of December 31, 2009, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $2.4 million based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.24% to 0.55%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10.  Receivables funding program (continued):

At December 31, 2010 and 2009, borrowings and interest rate swap agreements under the RF Program are as follows (dollars in thousands):

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
	Amount	December 31,	December 31,	December 31,	Swap
Date Borrowed	Borrowed	2010	2010	2010	Agreement
February 14, 2005	$20,000	$80	$80	$(1)	3.75%
March 22, 2005	9,892	277	277	(4)	4.31%
December 15, 2005	13,047	30	30	-	4.80%
January 9, 2006	2,500	28	28	-	4.81%
	$45,439	$415	$415	$(5)

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
	Amount	December 31,	December 31,	December 31,	Swap
Date Borrowed	Borrowed	2009	2009	2009	Agreement
February 14, 2005	$20,000	$466	$466	$(8)	3.75%
March 22, 2005	9,892	762	762	(21)	4.31%
December 15, 2005	13,047	827	827	(15)	4.80%
January 9, 2006	2,500	350	350	(9)	4.81%
	$45,439	$2,405	$2,405	$(53)

At December 31, 2010, the minimum repayment schedule under the RF Program totals $415 thousand, all of which is due during the year ended December 31, 2011. As of the same date, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $485 thousand at their discounted present value.

The weighted average interest rate on the RF Program, including interest on the swap contracts, were 5.25% and 6.22% during the years ended December 31, 2010 and 2009, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of December 31, 2010.

11.  Commitments and contingencies:

At December 31, 2010, the Company had no commitments to purchase lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

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

13.  Members’ capital:

As of December 31, 2010 and 2009, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2010	2009
Distributions declared	$6,027	$10,849
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.50	$0.90

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2010 and 2009, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. In addition, at December 31, 2010 and 2009, the Company measured the fair value of impaired operating lease and/or off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired operating lease and off-lease equipment

During 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $353 thousand which reduced the cost basis of the assets. During 2009, the Company recognized an approximate $1.0 million impairment loss which reduced the cost basis of certain operating lease and off-lease equipment. The fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired leased and off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2010 and 2009 (in thousands):

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$297	$-	$-	$297

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$5	$-	$5	$-

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$860	$-	$-	$860

Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$53	$-	$53	$-

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Receivables funding program

The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Commitments and Contingencies

Management has determined that the fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

14.  Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,782	$2,782	$10,189	$10,189
Notes receivable	2,712	2,712	2,628	2,628
Investment in securities	70	70	70	70

Financial liabilities:
Non-recourse debt	25,150	26,076	28,663	28,662
Receivables funding program	415	415	2,405	2,405
Interest rate swap contracts	5	5	53	53

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2010 and 2009.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and audit related fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$113	$130
Other	2	8
	$115	$138

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 22, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of
Dean L. Cash	ATEL Financial Services, LLC (Managing Member)	March 22, 2011

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 22, 2011

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial
Samuel Schussler	Services, LLC (Managing Member)	March 22, 2011

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.