Form 10-Q
period 2011-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2011-05-16
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,351	$2,782
Accounts receivable, net of allowance for doubtful accounts of $141 at March 31, 2011 and $239 at December 31, 2010	1,066	1,001
Notes receivable, net of unearned interest income of $444 at March 31, 2011 and $515 at December 31, 2010	2,515	2,712
Prepaid expenses and other assets	24	39
Investment in securities	21	70
Investments in equipment and leases, net of accumulated depreciation of $41,194 at March 31, 2011 and $42,468 at December 31, 2010	38,228	40,095
Total assets	$45,205	$46,699
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$43	$82
Other	1,136	893
Deposits due lessees	49	90
Non-recourse debt	24,233	25,150
Interest rate swap contracts	2	5
Receivables funding program obligation	237	415
Unearned operating lease income	561	419
Total liabilities	26,261	27,054
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,944	19,645
Total Members’ capital	18,944	19,645
Total liabilities and Members’ capital	$45,205	$46,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$2,287	$2,594
Direct financing leases	1,137	1,269
Interest on notes receivable	71	69
Gain on sales of lease assets	116	3
Gain on sales or dispositions of securities	42	—
Other revenue	28	12
Total revenues	3,681	3,947
Expenses:
Depreciation of operating lease assets	1,286	1,695
Asset management fees to Managing Member	192	210
Acquisition expense	(2)	21
Cost reimbursements to Managing Member	227	171
Reversal of provision for credit losses	(98)	(38)
Impairment losses	—	58
Provision for losses on investment in securities	41	—
Amortization of initial direct costs	10	29
Interest expense	406	490
Professional fees	68	83
Outside services	10	21
Insurance	(4)	34
Marine vessel maintenance and other operating costs	203	177
Other	94	57
Total operating expenses	2,433	3,008
Other income, net	6	53
Net income	$1,254	$992
Net income:
Managing Member	$147	$122
Other Members	1,107	870
	$1,254	$992
Net income per Limited Liability Company Unit (Other Members)	$0.09	$0.07
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2009	12,055,016	$20,948	$—	$20,948
Distributions to Other Members ($0.50 per Unit)	—	(6,027)	—	(6,027)
Distributions to Managing Member	—	—	(489)	(489)
Net income	—	4,724	489	5,213
Balance December 31, 2010	12,055,016	19,645	—	19,645
Distributions to Other Members ($0.15 per Unit)	—	(1,808)	—	(1,808)
Distributions to Managing Member	—	—	(147)	(147)
Net income	—	1,107	147	1,254
Balance March 31, 2011	12,055,016	$18,944	$—	$18,944

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$1,254	$992
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(116)	(3)
Gain on sales or dispositions of securities	(42)	—
Depreciation of operating lease assets	1,286	1,695
Amortization of initial direct costs	10	29
Reversal of provision for credit losses	(98)	(38)
Impairment losses	—	58
Provision for losses on investment in securities	41	—
Gain on interest rate swap contracts	(3)	(20)
Changes in operating assets and liabilities:
Due to affiliates	—	79
Accounts receivable	33	(461)
Prepaid expenses and other assets	15	7
Accounts payable, Managing Member	(39)	(147)
Accounts payable, other	243	(38)
Deposits due lessees	(41)	—
Unearned operating lease income	142	158
Net cash provided by operating activities	2,685	2,311
Investing activities:
Purchases and improvements to operating lease equipment	(442)	(874)
Proceeds from sales of lease assets	410	460
Proceeds from sales or dispositions of securities	50	—
Payments of initial direct costs	(2)	9
Principal payments received on direct financing leases	720	612
Principal payments received on notes receivable	198	155
Net cash provided by investing activities	934	362
Financing activities:
Repayments under receivables funding program	(178)	(547)
Repayments of non-recourse debt	(917)	(772)
Repayments of amount due to affiliates	—	(3,674)
Distributions to Other Members	(1,808)	(2,715)
Distributions to Managing Member	(147)	(220)
Net cash used in financing activities	(3,050)	(7,928)
Net increase (decrease) in cash and cash equivalents	569	(5,255)
Cash and cash equivalents at beginning of period	2,782	10,189
Cash and cash equivalents at end of period	$3,351	$4,934
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$411	$434

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund IX, LLC (the “Company”) was formed under the laws of the State of California on September 27, 2000 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing, lending and sales activities, primarily in the United States. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2020. Contributions in the amount of $600 were received as of December 31, 2000, $100 of which represented AFS’s continuing interest, and $500 of which represented the Initial Member’s capital investment.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2011, 12,055,016 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter 2011, the Company identified a misclassification in the presentation of amortization of unearned income on direct financing leases on the 2010 statements of cash flows. An adjustment made to reflect proper classification results in a $1.3 million increase in net cash from operating activities and a corresponding decrease in net cash from investing activities for the quarter ended March 31, 2010. The Company incorrectly reported these interest income activities as an increase in the payments received on direct financing leases. The appropriate classification of the receipt of interest income on direct financing leases is to record the $1.3 million as an inflow in the operating activities section of the statement of cash flows. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the quarter ended March 31, 2010, nor does it affect the cash balance previously reported on the balance sheet.

The Company does not believe that this classification adjustment is material to cash flows for its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the year ended December 31, 2010. Accordingly, the Company will revise its 2010 statements of cash flows prospectively in the 2011 Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for three months ended March 31, 2011 and 2010 and long-lived tangible assets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$3,404	92%	$3,651	93%
United Kingdom	168	5%	187	4%
Canada	109	3%	109	3%
Total international	277	8%	296	7%
Total	$3,681	100%	$3,947	100%

	As of March 31,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$36,917	97%	$38,238	96%
United Kingdom	469	1%	907	2%
Canada	842	2%	950	2%
Total international	1,311	3%	1,857	4%
Total	$38,228	100%	$40,095	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $41 thousand which reduced the cost basis of the investment. There were no impaired investment securities at December 31, 2010.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Other income, net:

Other income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other income, net for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Foreign currency gain	$3	$33
Change in fair value of interest rate swap contracts	3	20
	$6	$53

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2011, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 8.42% to 16.22%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2011	$791
Year ending December 31, 2012	1,021
2013	558
2014	229
2015	165
2016	188
2,952
Less: portion representing unearned interest income	(444)
2,508
Unamortized initial direct costs	7
Notes receivable, net	$2,515

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
IDC amortization – notes receivable	$1	$1
IDC amortization – lease assets	9	28
Total	$10	$29

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance December 31, 2009	$275
Provision	128
Charge-offs and/or recoveries	(164)
Balance December 31, 2010	239
Reversal of provision	(98)
Balance March 31, 2011	$141

At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts represents reserves against financing receivables as well as operating lease receivables.

As of March 31, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

March 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,515[1]	$16,551[2]	$19,066
Ending balance: individually evaluated for impairment	$2,515	$16,551	$19,066
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $7 of unamortized initial direct costs.
[2]	Includes $51 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,712[3]	$17,288[4]	$20,000
Ending balance: individually evaluated for impairment	$2,712	$17,288	$20,000
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $6 of unamortized initial direct costs.
[4]	Includes $56 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$1,212	$1,339	$16,329	$16,982
Special mention	1,296	1,367	171	250
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,508	$2,706	$16,500	$17,232

At March 31, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,508	$2,508	$—
Finance leases	17	3	11	31	16,469	16,500	11
Total	$17	$3	$11	$31	$18,977	$19,008	$11

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,706	$2,706	$—
Finance leases	3	2	54	59	17,173	17,232	—
Total	$3	$2	$54	$59	$19,879	$19,938	$—

The Company did not carry an impairment reserve on its financing receivables at both March 31, 2011 and December 31, 2010. At March 31, 2011, accounts receivable related to certain net investments in financing receivables past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. There were no accounts receivable related to financing receivables placed in non-accrual status as of December 31, 2010.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$21,426	$(509)	$(1,286)	$19,631
Net investment in direct financing leases	17,232	(12)	(720)	16,500
Assets held for sale or lease, net	1,349	669	—	2,018
Initial direct costs, net of accumulated amortization of $85 at March 31, 2011 and $86 at December 31, 2010	88	—	(9)	79
Total	$40,095	$148	$(2,015)	$38,228

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets during the first quarter of 2011. During the first quarter of 2010, the Company deemed certain off-lease assets to be impaired and, accordingly, recorded an adjustment of $58 thousand to reduce the cost basis of such assets.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2011, payments on certain operating leases still remained delinquent. The Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash bases pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2011. At April 1, 2011, Chrysler accounts were returned to accrual status.

At both March 31, 2011 and December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $306 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $4 thousand and $40 thousand at March 31, 2011 and December 31, 2010, respectively. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $1.3 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Transportation, other	$18,001	$—	$(1,535)	$16,466
Transportation, rail	13,288	—	(1,981)	11,307
Materials handling	10,204	—	(56)	10,148
Marine vessels	6,816	442	—	7,258
Manufacturing	5,014	—	(977)	4,037
Natural gas compressors	1,671	—	—	1,671
Construction	1,594	—	—	1,594
Agriculture	1,151	—	—	1,151
Office furniture	159	—	—	159
Other	84	—	—	84
	57,982	442	(4,549)	53,875
Less accumulated depreciation	(36,556)	(1,286)	3,598	(34,244)
Total	$21,426	$(844)	$(951)	$19,631

The average estimated residual value for assets on operating leases was 19% of the assets’ original cost at both March 31, 2011 and December 31, 2010, respectively. Operating leases in non-accrual status totaled $306 thousand at both March 31, 2011 and December 31, 2010.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $47 thousand during the first quarter of 2011. There were no revenues from contingent rentals during the first quarter of 2010.

Direct financing leases:

As of March 31, 2011 and December 31, 2010, investment in direct financing leases primarily consists of mining, materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$27,558	$29,415
Estimated residual values of leased equipment (unguaranteed)	3,654	3,666
Investment in direct financing leases	31,212	33,081
Less unearned income	(14,712)	(15,849)
Net investment in direct financing leases	$16,500	$17,232
Net investment in direct financing leases placed in non-accrual status	$—	$54

There was no investment in direct financing lease assets in non-accrual status at March 31, 2011. However, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

At March 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$4,030	$4,183	$8,213
Year ending December 31, 2012	4,009	6,324	10,333
2013	3,045	4,467	7,512
2014	1,815	4,450	6,265
2015	1,033	4,450	5,483
2016	196	3,684	3,880
Thereafter	167	—	167
	$14,295	$27,558	$41,853

6. Related party transactions:

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$227	$171
Asset management fees to Managing Member and/or affiliates	192	210
Acquisition and initial direct costs paid to Managing Member	—	26
	$419	$407

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

7. Non-recourse debt:

At March 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $28.6 million over the remaining lease terms; and the carrying value of the pledged assets is $18.4 million. The notes mature from 2015 through 2017.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2011	$2,840	$1,130	$3,970
Year ending December 31, 2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
Thereafter	178	1	179
	$24,233	$4,710	$28,943

8. Receivable funding program:

As of March 31, 2011, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Receivable funding program: - (continued)

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

The Company had approximately $237 thousand and $415 thousand outstanding under the RF Program at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, the Company paid nominal program fees, as defined in the receivables funding agreement. Such program fees paid during the prior year period totaled $2 thousand. The RF Program fees are included in interest expense in the Company’s statements of income.

As of March 31, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $237 thousand based on the difference between nominal rates ranging from 3.75% to 4.80% and the variable rates that ranged from 0.25% to 0.26%. As of December 31, 2010, the Company entered into interest rate swap agreements to receive or pay interest on a notional principal of $415 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other income (expense), net.

At March 31, 2011 and December 31, 2010, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2011	Notional Balance March 31, 2011	Swap Value March 31, 2011	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$44	$44	$—	3.75%
March 22, 2005	9,892	175	175	(2)	4.31%
December 15, 2005	13,047	18	18	—	4.80%
	$42,939	$237	$237	$(2)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$80	$80	$(1)	3.75%
March 22, 2005	9,892	277	277	(4)	4.31%
December 15, 2005	13,047	30	30	—	4.80%
January 9, 2006	2,500	28	28	—	4.81%
	$45,439	$415	$415	$(5)

At March 31, 2011, the minimum repayment schedule under the RF Program totals $237 thousand, all of which is due in August 2011. As of the same date, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $267 thousand at their discounted present value.

The weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.0% and 5.3% during the three months ended March 31, 2011 and 2010, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of March 31, 2011.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies:

At March 31, 2011, the Company had no commitments to purchase lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

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

11. Members’ capital:

As of March 31, 2011 and December 31, 2010, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during three months ended March 31, 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

	Three Months Ended March 31,
	2011	2010
Distributions declared	$1,808	$1,507
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.13

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

At March 31, 2011 and December 31, 2010, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. However, at March 31, 2011 the Company measured the fair value of an impaired equity investment on a non-recurring basis. In addition, at December 31, 2010, the Company measured the fair value of impaired operating lease and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $41 thousand which reduced the cost basis of the investment. The non-recurring fair value adjustment was a result of an approximate 66% reduction in valuation based upon cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 2 of the valuation hierarchy as the third party’s valuation of the investee included significant inputs that are unobservable in the market.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired investment securities	$21	$—	$—	$21
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$2	$—	$2	$—

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$297	$—	$—	$297
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$5	$—	$5	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,351	$3,351	$2,782	$2,782
Notes receivable	2,515	2,515	2,712	2,712
Investment in securities	21	21	70	70
Financial liabilities:
Non-recourse debt	24,233	24,816	25,150	26,076
Receivables funding program	237	237	415	415
Interest rate swap contracts	2	2	5	5

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

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net income of $1.3 million and $992 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 decreased by $266 thousand, or 7%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in revenues from operating and direct financing leases offset, in part, by increases in gain on sales of lease assets and gain on sales or dispositions of investment securities.

The decreases in revenues from operating and direct financing leases totaled $307 thousand and $132 thousand, respectively. Such decreases were attributable to continued run-off of both the operating and direct financing lease portfolios, and dispositions of lease assets.

Partially offsetting the aforementioned decreases in revenues were increases in gains recognized on sales of lease assets and in sales or dispositions of investment securities totaling $113 thousand and $42 thousand, respectively. Gain on sales of lease assets increased largely due to a period over period change in the mix of assets sold; and, gain on sales or disposition of investment securities increased as warrants relative to certain notes receivable were disposed of during the first quarter of 2011. By comparison, there were no warrants sold or disposed of during the prior year period.

Expenses

Total expenses for the first quarter of 2011 decreased by $575 thousand, or 19%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation, interest expense, provision for credit losses, impairment losses, insurance expense and acquisition expense offset, in part, by increases in costs reimbursed to AFS, the provision for losses on investment securities and other expense.

The decrease in depreciation expense totaled $409 thousand and was primarily attributable to run-off and lease asset sales. Interest expense was reduced by $84 thousand largely as a result of a $5.3 million net decrease in outstanding borrowings since March 2010; and, the provision for credit losses was reduced by $60 thousand as cash receipts related to prior period delinquent receivables was higher during the first quarter of 2011 as compared to the prior year period.

Moreover, the $58 thousand decrease in impairment losses reflects first quarter 2010 adjustments made to certain leased and off-lease assets, including material handling equipment, deemed impaired by the Company. During the same period, the secondary market for some material handling equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s leased and off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group. During the first quarter of 2011, the Company’s exposure to impairment risk diminished as a result of sales of leased and off-lease assets. Accordingly, no impairment loss was recognized during the current year quarter.

In addition, insurance costs decreased by $38 thousand due to lower re-negotiated rates on the Company’s marine vessel; and, acquisition expense decreased by $23 thousand due to the absence of lease asset acquisitions during the first quarter of 2011.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS, the provision for losses on investment securities and other expense totaling $56 thousand, $41 thousand and $37 thousand, respectively. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member. During the first quarter of 2011, the Company recorded a fair value adjustment on an investment as a result of an approximate 66% reduction in valuation as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. By comparison, there were no impaired investment securities during the prior year period. Other expense increased largely as a result of period over period increases in state taxes and franchise fees, railcar maintenance costs and property taxes.

Other

The Company recorded other income, net totaling $6 thousand and $53 thousand for the three months ended March 31, 2011 and 2010, respectively. The $47 thousand unfavorable variance was a result of a $30 thousand unfavorable change in foreign currency transaction gains and losses recognized during the current year, and a $17 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The unfavorable change in foreign currency transaction gains and losses was largely due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $3.4 million and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$2,685	$2,311
Investing activities	934	362
Financing activities	(3,050)	(7,928)
Net increase (decrease) in cash and cash equivalents	$569	$(5,255)

Operating Activities

Cash provided by operating activities during the first quarter of 2011 increased by $374 thousand as compared to the prior year period. The net increase in cash flow was mainly attributable to increased collections of accounts receivable and an increase in accrued liabilities, primarily expenses related to the Company’s marine vessel, partially offset by the period over period reduction in depreciation of lease assets consistent with continued sales and dispositions of lease assets.

Investing Activities

Net cash provided by investing activities during the first quarter of 2011 increased by $572 thousand as compared to the prior year period. The increase in cash flow was largely due to a $432 thousand period over period reduction in cash used to purchase or improve existing lease assets, and a combined $151 thousand increase in principal payments received on direct financing leases and notes receivable.

During the first quarter of 2010, the Company used an approximate $874 thousand to purchase equipment relative to new operating leases. By comparison, there were no lease assets purchased during the first quarter of 2011. Instead, $442 thousand was used to refurbish the Company’s marine vessel during that period.

The increase in principal payments received on both direct financing leases and notes receivable reflects a greater portion of total monthly payments applied to principal on mid- to late-term direct financing leases and notes.

Financing Activities

Net cash used in financing activities during the first quarter of 2011 decreased by $4.9 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was largely due to a $3.7 million first quarter 2010 payment of amounts due to certain affiliates, a $980 thousand reduction in distributions paid to Unitholders and a $224 thousand net decrease in repayments of outstanding borrowings.

The prior year period payment of amounts due to affiliates represents a settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates; and, the net reduction in repayments of borrowings reflect the continued decrease in outstanding debt.

Receivable funding program

As of March 31, 2011, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of March 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of March 31, 2011, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $19.0 million and 1.29 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all such material financial covenants.

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

The Company’s Operating Agreement limits aggregate borrowings to 50% of the total original cost of equipment. For detailed information on the Company’s debt obligations, see Notes 7 to 8 in Item 1. Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

Other

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company, in accordance with its accounting policy for delinquent operating leases, has reversed the billed but not yet paid amounts, and placed each of these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. At April 1, 2011, Chrysler accounts were returned to accrual status.

The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2011. At March 31, 2011, the net book value of such equipment was approximately $306 thousand. Such investment in Chrysler represents the total net investment in equipment underlying lease contracts placed on a cash basis as of March 31, 2011. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. At December 31, 2010, the net book value of such investment totaled $306 thousand.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Company had no commitments to purchase lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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