Form 10-Q
period 2011-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2011-08-10
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$5,258	$2,782
Accounts receivable, net of allowance for doubtful accounts of $87 at June 30, 2011 and $239 at December 31, 2010	982	1,001
Notes receivable, net of unearned interest income of $379 at June 30, 2011 and $515 at December 31, 2010	2,315	2,712
Prepaid expenses and other assets	30	39
Investment in securities	34	70
Investments in equipment and leases, net of accumulated depreciation of $41,019 at June 30, 2011 and $42,468 at December 31, 2010	34,589	40,095
Total assets	$43,208	$46,699
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$42	$82
Other	597	893
Deposits due lessees	49	90
Non-recourse debt	23,302	25,150
Interest rate swap contracts	1	5
Receivables funding program obligation	95	415
Unearned operating lease income	509	419
Total liabilities	24,595	27,054
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,613	19,645
Total Members’ capital	18,613	19,645
Total liabilities and Members’ capital	$43,208	$46,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$2,323	$2,899	$4,610	$5,493
Direct financing leases	1,125	1,281	2,262	2,550
Interest on notes receivable	65	64	136	133
Gain on sales of lease assets	435	230	551	233
Gain on sale or disposition of securities	31	—	73	—
Other revenue	47	361	75	373
Total revenues	4,026	4,835	7,707	8,782
Expenses:
Depreciation of operating lease assets	1,283	1,573	2,569	3,268
Asset management fees to Managing Member	183	169	375	379
Acquisition expense	—	88	(2)	109
Cost reimbursements to Managing Member	224	156	451	327
(Reversal of provision) provision for credit losses	(54)	2	(152)	(36)
Impairment losses	—	218	—	276
Provision for losses on investment in securities	—	—	41	—
Amortization of initial direct costs	9	20	19	49
Interest expense	389	465	795	955
Professional fees	14	50	82	133
Outside services	9	16	19	37
Insurance	35	23	31	57
Marine vessel maintenance and other operating costs	135	166	338	343
Other	170	68	264	125
Total operating expenses	2,397	3,014	4,830	6,022
Other (expense) income, net	(6)	10	—	63
Net income	$1,623	$1,831	$2,877	$2,823
Net income:
Managing Member	$146	$122	$293	$244
Other Members	1,477	1,709	2,584	2,579
	$1,623	$1,831	$2,877	$2,823
Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.14	$0.21	$0.21
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2009	12,055,016	$20,948	$—	$20,948
Distributions to Other Members ($0.50 per Unit)	—	(6,027)	—	(6,027)
Distributions to Managing Member	—	—	(489)	(489)
Net income	—	4,724	489	5,213
Balance December 31, 2010	12,055,016	19,645	—	19,645
Distributions to Other Members ($0.30 per Unit)	—	(3,616)	—	(3,616)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	2,584	293	2,877
Balance June 30, 2011	12,055,016	$18,613	$—	$18,613

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$1,623	$1,831	$2,877	$2,823
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(435)	(230)	(551)	(233)
Gain on sales or disposition of securities	(31)	—	(73)	—
Depreciation of operating lease assets	1,283	1,573	2,569	3,268
Amortization of initial direct costs	9	20	19	49
(Reversal of provision) provision for credit losses	(54)	2	(152)	(36)
Impairment losses	—	218	—	276
Provision for losses on investment in securities	—	—	41	—
Gain on interest rate swap contracts	(1)	(14)	(4)	(34)
Changes in operating assets and liabilities:
Due to affiliates	—	—	—	79
Accounts receivable	138	(2)	171	(463)
Prepaid expenses and other assets	(6)	32	9	39
Accounts payable, Managing Member	(1)	83	(40)	(64)
Accounts payable, other	(539)	(162)	(296)	(200)
Deposits due lessees	—	—	(41)	—
Unearned operating lease income	(88)	(76)	54	82
Net cash provided by operating activities	1,898	3,275	4,583	5,586
Investing activities:
Purchases and improvements to operating leases	—	(55)	(442)	(929)
Proceeds from sales of lease assets	2,116	429	2,526	889
Proceeds from sales or dispositions of securities	18	—	68	—
Payments of initial direct costs	—	(14)	(2)	(5)
Principal payments received on direct financing leases	703	11	1,423	623
Principal payments received on notes receivable	199	133	397	288
Net cash provided by investing activities	3,036	504	3,970	866
Financing activities:
Repayments under receivables funding program	(142)	(824)	(320)	(1,371)
Repayments of non-recourse debt	(931)	(899)	(1,848)	(1,671)
Repayments of amount due to affiliates	—	—	—	(3,674)
Distributions to Other Members	(1,808)	(1,507)	(3,616)	(4,222)
Distributions to Managing Member	(146)	(122)	(293)	(342)
Net cash used in financing activities	(3,027)	(3,352)	(6,077)	(11,280)
Net increase (decrease) in cash and cash equivalents	1,907	427	2,476	(4,828)
Cash and cash equivalents at beginning of period	3,351	4,934	2,782	10,189
Cash and cash equivalents at end of period	$5,258	$5,361	$5,258	$5,361
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$395	$471	$806	$905
Cash paid during the period for taxes	$132	$87	$132	$87
Schedule of non-cash transactions:
Securities acquired through net exercise of warrants	$34	$—	$34	$—

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2011, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

During the first quarter 2011, the Company identified a misclassification in the presentation of amortization of unearned income on both direct financing leases and notes receivable on the 2010 statements of cash flows. An adjustment made to reflect proper classification results in a $1.3 million increase in net cash from operating activities and a corresponding decrease in net cash from investing activities for the quarter ended March 31, 2010. The Company incorrectly reported these interest income activities as an increase in the payments received on both direct financing leases and notes receivable. The appropriate classification of the receipt of interest income on direct financing leases and notes receivable is to record the $1.3 million as an inflow in the operating activities section of the statement of cash flows. Such adjustment totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2010, respectively. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the three and six months ended June 30, 2010, nor does it affect the cash balance previously reported on the balance sheet.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for six months ended June 30, 2011 and 2010 and long-lived tangible assets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$7,254	94%	$8,127	93%
United Kingdom	248	3%	436	5%
Canada	205	3%	219	2%
Total International	453	6%	655	7%
Total	$7,707	100%	$8,782	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

	As of June 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$33,478	97%	$38,238	96%
United Kingdom	354	1%	907	2%
Canada	757	2%	950	2%
Total International	1,111	3%	1,857	4%
Total	$34,589	100%	$40,095	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $41 thousand which reduced the cost basis of the investment. No additional impairment was recorded at June 30, 2011. Likewise, there was no impairment recorded at December 31, 2010.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the second quarter of 2011, the Company recognized a gain of $34 thousand relative to the net exercise of warrants associated with shares of a venture company. The total net quarter-to-date and year-to-date gain on warrants approximated $31 thousand and $80 thousand, respectively. By comparison, there was no warrant activity to generate a gain or loss during the three and six months ended June 30, 2010.

Other (expense) income, net:

Other (expense) income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency (loss) gain	$(7)	$(4)	$(4)	$29
Change in fair value of interest rate swap contracts	1	14	4	34
	$(6)	$10	$—	$63

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2011, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 8.42% to 16.22%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2011	$527
Year ending December 31, 2012	1,021
2013	558
2014	229
2015	165
2016	188
2,688
Less: portion representing unearned interest income	(379)
2,309
Unamortized initial direct costs	6
Notes receivable, net	$2,315

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$1	$1	$2	$2
IDC amortization – lease assets	8	19	17	47
Total	$9	$20	$19	$49

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$19	$150	$106	$—	$—	$275
Provision	—	3	125	—	—	128
Charge-offs and/or recoveries	—	(107)	(57)	—	—	(164)
Balance December 31, 2010	19	46	174	—	—	239
Reversal of provision	(19)	(32)	(101)	—	—	(152)
Balance June 30, 2011	$—	$14	$73	$—	$—	$87

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

As of June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

June 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,315[1]	$14,464[2]	$16,779
Ending balance: individually evaluated for impairment	$2,315	$14,464	$16,779
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.
[2]	Includes $47 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,712[3]	$17,288[4]	$20,000
Ending balance: individually evaluated for impairment	$2,712	$17,288	$20,000
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $6 of unamortized initial direct costs.
[4]	Includes $56 of unamortized initial direct costs.

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$1,085	$1,339	$14,283	$16,982
Special mention	1,224	1,367	134	250
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,309	$2,706	$14,417	$17,232

At June 30, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,309	$2,309	$—
Finance leases	5	1	5	11	14,406	14,417	5
Total	$5	$1	$5	$11	$16,715	$16,726	$5

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,706	$2,706	$—
Finance leases	3	2	54	59	17,173	17,232	—
Total	$3	$2	$54	$59	$19,879	$19,938	$—

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

The Company did not carry an impairment reserve on its financing receivables at both June 30, 2011 and December 31, 2010. At June 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. There were no accounts receivable related to financing receivables placed in non-accrual status as of December 31, 2010.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$21,426	$(503)	$(2,567)	$18,356
Net investment in direct financing leases	17,232	(1,392)	(1,423)	14,417
Assets held for sale or lease, net	1,349	398	(2)	1,745
Initial direct costs, net of accumulated amortization of $93 at June 30, 2011 and $86 at December 31, 2010	88	—	(17)	71
Total	$40,095	$(1,497)	$(4,009)	$34,589

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets during the three and six months ended June 30, 2011. By comparison, during the three and six months ended June 30, 2010, the Company deemed certain property subject to operating leases and certain off-lease assets to be impaired. Accordingly, the Company recorded adjustments, totaling $218 thousand and $276 thousand for the respective three and six months ended June 30, 2010, to reduce the cost basis of such assets.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 46% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of June 30, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $306 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $40 thousand at December 31, 2010. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.3 million and $1.6 million for the respective three months ended June 30, 2011 and 2010, and was $2.6 million and $3.3 million for the respective six months ended June 30, 2011 and 2010.

All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications, Dispositions & Impairment Losses	Balance June 30, 2011
Transportation, other	$18,001	$—	$(1,797)	$16,204
Transportation, rail	13,288	—	(1,376)	11,912
Materials handling	10,204	—	(479)	9,725
Marine vessels	6,816	442	—	7,258
Manufacturing	5,014	—	(1,520)	3,494
Natural gas compressors	1,671	—	—	1,671
Construction	1,594	—	—	1,594
Agriculture	1,151	—	—	1,151
Office furniture	159	—	—	159
Other	84	—	—	84
	57,982	442	(5,172)	53,252
Less accumulated depreciation	(36,556)	(2,567)	4,227	(34,896)
Total	$21,426	$(2,125)	$(945)	$18,356

The average estimated residual value for assets on operating leases was 17% and 19% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively. There were no operating leases placed in non-accrual status as of June 30, 2011. By comparison, operating leases in non-accruals status totaled $306 thousand at December 31, 2010.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Such revenues totaled $54 thousand and $102 thousand for the three and six months ended June 30, 2011, respectively. There were no revenues from contingent rentals during the three and six months ended June 30, 2010.

Direct financing leases:

As of June 30, 2011 and December 31, 2010, investment in direct financing leases primarily consists of mining, materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$24,030	$29,415
Estimated residual values of leased equipment (unguaranteed)	3,644	3,666
Investment in direct financing leases	27,674	33,081
Less unearned income	(13,257)	(15,849)
Net investment in direct financing leases	$14,417	$17,232
Net investment in direct financing leases placed in non-accrual status	$—	$54

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There was no investment in direct financing lease assets in non-accrual status at June 30, 2011. However, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

At June 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$3,318	$2,356	$5,674
Year ending December 31, 2012	4,671	4,624	9,295
2013	3,094	4,466	7,560
2014	1,831	4,450	6,281
2015	1,033	4,450	5,483
2016	196	3,684	3,880
Thereafter	167	—	167
	$14,310	$24,030	$38,340

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$224	$156	$451	$327
Asset management fees to Managing Member and/or affiliates	183	169	375	379
Acquisition and initial direct costs paid to Managing Member	—	102	—	128
	$407	$427	$826	$834

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

7. Non-recourse debt:

At June 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $27.3 million over the remaining lease terms; and the carrying value of the pledged assets is $18.0 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2011	$1,909	$738	$2,647
Year ending December 31, 2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
Thereafter	178	1	179
	$23,302	$4,318	$27,620

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Receivable funding program:

As of June 30, 2011, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The RF Program does not contain any credit risk related default contingencies and is scheduled to mature in August 2011 at which time advances under the RF Program are to be repaid in full.

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

The Company had approximately $95 thousand and $415 thousand outstanding under the RF Program at June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, the Company paid nominal program fees, as defined in the receivables funding agreement. Such program fees paid during the prior year period totaled $3 thousand. The RF Program fees are included in interest expense in the Company’s statements of income.

As of June 30, 2011, the Company has entered into interest rate swap agreements to receive or pay interest on a notional principal of $95 thousand based on the difference between nominal rates ranging from 3.75% to 4.80% and the variable rates that ranged from 0.19% to 0.26%. As of December 31, 2010, the Company entered into interest rate swap agreements to receive or pay interest on a notional principal of $415 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are not designated as hedging instruments and are carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net.

At June 30, 2011 and December 31, 2010, borrowings and interest rate swap agreements under the RF Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2011	Notional Balance June 30, 2011	Swap Value June 30, 2011	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$16	$16	$—	3.75%
March 22, 2005	9,892	71	71	(1)	4.31%
December 15, 2005	13,047	8	8	—	4.80%
	$45,439	$95	$95	$(1)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2010	Notional Balance December 31, 2010	Swap Value December 31, 2010	Payment Rate On Interest Swap Agreement
February 14, 2005	$20,000	$80	$80	$(1)	3.75%
March 22, 2005	9,892	277	277	(4)	4.31%
December 15, 2005	13,047	30	30	—	4.80%
January 9, 2006	2,500	28	28	—	4.81%
	$45,439	$415	$415	$(5)

At June 30, 2011, the minimum repayment schedule under the RF Program totals $95 thousand, which will be paid in full by August 2011. As of the same date, there are specific leases that are identified as collateral under the Program with expected future lease receivables of approximately $657 thousand at their discounted present value. Such related future lease receivables approximates $106 thousand at their discounted present value through August 2011.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Receivable funding program: - (continued)

The weighted average interest rates on the RF Program, including interest on the swap contracts, were 5.07% and 5.25% during the three months ended June 30, 2011 and 2010, respectively. The weighted average interest rates on the RF Program were 5.01% and 5.29% during the six months ended June 30, 2011 and 2010, respectively. The RF Program discussed above includes certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants as of June 30, 2011.

9. Commitments and Contingencies:

At June 30, 2011, the Company had no commitments to purchase lease assets.

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

11. Members’ capital:

As of June 30, 2011 and December 31, 2010, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during three and six months ended June 30, 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions declared	$1,808	$1,507	$3,616	$3,014
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.12	$0.30	$0.25

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

At June 30, 2011 and December 31, 2010, only the fair value of the Company’s interest rate swap contracts was measured on a recurring basis. However, at December 31, 2010, the Company measured the fair value of impaired operating lease and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired operating lease and off-lease equipment

No equipment was deemed impaired at June 30, 2011. During 2010, the Company deemed certain operating lease and off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $353 thousand which reduced the cost basis of the assets. The fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired leased and off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$1	$—	$1	$—

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$297	$—	$—	$297
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$5	$—	$5	$—

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,258	$5,258	$2,782	$2,782
Notes receivable	2,315	2,315	2,712	2,712
Investment in securities	34	34	70	70
Financial liabilities:
Non-recourse debt	23,302	24,170	25,150	26,076
Receivables funding program	95	95	415	415
Interest rate swap contracts	1	1	5	5

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

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net income of $1.6 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 decreased by $809 thousand, or 17%, as compared to the prior year period. The net reduction in total revenues was primarily a result of a decrease in operating lease revenues, other revenue and direct financing lease revenues offset, in part, by an increase in gain on sales of lease assets and in gain on sales or dispositions of investment securities.

The decrease in operating lease revenues totaled $576 thousand and was primarily a result of continued run-off and dispositions of lease assets. Other revenue decreased by $314 thousand largely due to a significant reduction in additional billings for excess wear and tear on returned equipment; and, revenues from direct financing leases declined by $156 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $205 thousand increase in gains recognized on sales of lease assets and a $31 thousand increase in gain on sales or dispositions of investment securities. The increase in gain on sales of assets was mainly due to a period over period change in the mix of assets sold. Gain on sales or disposition of investment securities increased primarily as a result of the net exercise of warrants associated with shares of a venture company. By comparison, there were no warrants exercised during the prior year period.

Expenses

Total expenses for the second quarter of 2011 decreased by $617 thousand, or 20%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation, impairment losses, acquisition expense, interest expense and the provision for credit losses offset, in part, by increases in other expense and in costs reimbursed to AFS.

The decrease in depreciation expense totaled $290 thousand and was primarily attributable to run-off and lease asset sales. The $218 thousand decrease in impairment losses reflects second quarter 2010 adjustments made to certain leased and off-lease assets, including certain vehicles and material handling equipment, deemed impaired by the Company. During the same period, the secondary market for certain vehicles and some material handling equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s leased and off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group. During the second quarter of 2011, the Company’s exposure to impairment risk diminished primarily as a result of sales of both leased and off-lease assets. Accordingly, no impairment loss was recognized during the current year quarter.

Moreover, acquisition expense decreased by $88 thousand due to the absence of lease asset acquisitions during the second quarter of 2011 which is consistent with a fund in liquidation. Interest expense was reduced by $76 thousand largely as a result of a $4.6 million net decrease in outstanding borrowings since June 2010; and, the provision for credit losses was reduced by $56 thousand as cash receipts related to prior period delinquent receivables were higher during the second quarter of 2011 as compared to the prior year period.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and costs reimbursed to AFS totaling $102 thousand and $68 thousand, respectively. Other expense increased largely as a result of higher maintenance costs on the Company’s railcars and marine vessel coupled with increases in state taxes and franchise fees, freight and shipping costs, and bank charges. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Other

The Company recorded other expense, net totaling $6 thousand and other income, net totaling $10 thousand for the three months ended June 30, 2011 and 2010, respectively. The $16 thousand unfavorable variance was comprised of a $13 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts and a $3 thousand unfavorable change in foreign currency transaction gains and losses.

The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts; and, the unfavorable change in foreign currency transaction gains and losses was due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net income of $2.9 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively. The results for the first half of 2011 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2011 decreased by $1.1 million, or 12%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, other revenue and direct financing lease revenues offset, in part, by increases in gain on sales of lease assets and in gain on sales or dispositions of investment securities.

The decrease in operating lease revenues totaled $883 thousand and was primarily a result of continued run-off and dispositions of lease assets. Other revenue decreased by $298 thousand largely due to a significant reduction in additional billings for excess wear and tear on returned equipment; and, revenues from direct financing leases declined by $288 thousand mainly due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues were increases in gains recognized on sales of lease assets and on sales or dispositions of investment securities totaling $318 thousand and $73 thousand, respectively.

Gain on sales of lease assets increased largely due to a period over period change in the mix of assets sold. Gain on sales or disposition of investment securities increased primarily as a result of the net exercise of warrants associated with shares of a venture company coupled with the disposition of warrants relative to certain notes receivable during the first half of 2011. By comparison, there were no warrants exercised or disposed of during the prior year period.

Expenses

Total expenses for the first half of 2011 decreased by $1.2 million, or 20%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation, impairment losses, interest expense, acquisition expense and the provision for credit losses offset, in part, by increases in other expense and in costs reimbursed to AFS.

The decrease in depreciation expense totaled $699 thousand and was primarily attributable to run-off and lease asset sales since June 30, 2010. The $276 thousand decrease in impairment losses reflects 2010 adjustments made to certain leased and off-lease assets, including certain vehicles and material handling equipment, deemed impaired by the Company. During the first half of 2011, the Company’s exposure to impairment risk diminished primarily as a result of sales of both leased and off-lease assets. In addition, the carrying values of the Company’s remaining equipment at June 30, 2011 were more in line with the market. Accordingly, no impairment loss was recognized during the first half of 2011.

Interest expense was reduced by $160 thousand mainly due to the approximate $4.6 million net decrease in outstanding borrowings since June 2010. Acquisition expense decreased by $111 thousand due to the absence of lease asset acquisitions during the first half of 2011, consistent with a fund in liquidation; and, the provision for credit losses was reduced by $116 thousand as cash receipts related to prior period delinquent receivables were higher during the first half of 2011 as compared to the prior year period.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and costs reimbursed to AFS totaling $139 thousand and $124 thousand, respectively. Other expense increased largely as a result of higher state taxes and franchise fees and increases in railcar maintenance costs, freight and shipping costs, property taxes and bank charges. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Other

During the first half of 2011, the Company’s other income and losses netted to zero. By comparison, the Company recorded other income, net totaling $63 thousand during the prior year period. The $63 thousand unfavorable variance was comprised of a $33 thousand unfavorable change in foreign currency transaction gains and losses and a $30 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The unfavorable change in net foreign currency transaction gains and losses was due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The decrease in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $5.3 million and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,898	$3,275	$4,583	$5,586
Investing activities	3,036	504	3,970	866
Financing activities	(3,027)	(3,352)	(6,077)	(11,280)
Net increase (decrease) in cash and cash equivalents	$1,907	$427	$2,476	$(4,828)

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 decreased by $1.4 million as compared to the prior year period. The net decrease in cash flow was mainly attributable to the period over period reduction in depreciation of lease assets, gain on sales of lease assets and impairment losses (all non-cash items that are either added back or subtracted from net income) coupled with an increase in payments made against accrued liabilities primarily related to vessel maintenance costs. Such decreases were partially offset by an increase in the collection of receivables.

Investing Activities

Net cash provided by investing activities during the second quarter of 2011 increased by $2.5 million as compared to the prior year period. The increase in cash flow was largely due to a $1.7 million increase in proceeds from sales of lease assets and a $692 thousand increase in principal payments received on direct financing leases.

The increase in proceeds from sales of lease assets was primarily due to the period over period change in the mix of assets sold; and, the increase in principal payments received on direct financing leases reflects the impact of certain operating leases which were re-leased as direct financing leases subsequent to June 30, 2010 coupled with a greater portion of total monthly payments were applied to principal on mid- to late-term leases.

Financing Activities

Net cash used in financing activities during the second quarter of 2011 decreased by $325 thousand as compared to the prior year period. The net decrease in cash used (increase in cash flow) was largely due to a $650 thousand net reduction in repayments of outstanding borrowings offset, in part, by a $325 thousand increase in distributions paid to Unitholders.

The net reduction in repayments of borrowings reflects an approximate $4.6 million decrease in outstanding debt since June 30, 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 decreased by $1.0 million as compared to the prior year period. The net decrease in cash flow was mainly attributable to the period over period reduction in depreciation of lease assets, gain on sales of lease assets, impairment losses and provision for credit losses (all non-cash items that are either added back or subtracted from net income) coupled with an increase in payments made against accrued liabilities primarily related to vessel maintenance costs. Such decreases were offset, in part, by an increase in the collection of receivables largely related to marine vessel billings.

Investing Activities

Net cash provided by investing activities during the first half of 2011 increased by $3.1 million as compared to the prior year period. The increase in cash flow was largely due to a $1.6 million increase in proceeds from sales of lease assets, an $800 thousand increase in principal payments received on direct financing leases, a $487 thousand period over period reduction in cash used to purchase or improve existing lease assets, and a $109 thousand increase in principal payments received on notes receivable.

Proceeds from sales of lease assets increased primarily due to the period over period change in the mix of assets sold; and, principal payments received on direct financing leases increased as certain previously terminated operating lease assets were re-leased as direct financing leases subsequent to June 30, 2010. In addition, a greater portion of total monthly payments were applied to principal on mid- to late-term leases.

During the first half of 2010, the Company used an approximate $929 thousand to purchase equipment relative to new operating leases. By comparison, there were no lease assets purchased during the first half of 2011. Instead, $442 thousand was used to refurbish the Company’s marine vessel during that period.

Finally, the increase in principal payments received on notes receivable was largely due to two new loans which commenced during the fourth quarter of 2010.

Financing Activities

Net cash used in financing activities during the first half of 2011 decreased by $5.2 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was comprised of a $3.7 million 2010 payment of amounts due to certain affiliates, an $874 thousand net decrease in repayments of outstanding borrowings and a $655 thousand reduction in distributions paid to Unitholders.

The prior year period payment of amounts due to affiliates represents a settlement related to a December 31, 2009 reassignment of operating lease assets and investments in notes receivables from certain affiliates; and, the net reduction in repayments of borrowings reflects an approximate $4.6 million decrease in outstanding debt since June 30, 2010.

Receivable funding program

As of June 30, 2011, the Company had amounts outstanding under a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the RF Program, the lender holds liens against the Company’s assets. The lender is in a first position against certain specified assets and is in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008, and the RF Program matures in August 2011 at which time advances under the RF Program are to be repaid in full.

Compliance with covenants

The RF Program includes certain financial and non-financial covenants applicable to the Company as borrower. Such covenants include covenants typically found in credit facilities of the size and nature of the RF Program, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the RF Program as of June 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the RF Program and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the RF Program. As of June 30, 2011, the Company’s Tangible Net Worth requirement was $15 million, and the permitted maximum leverage ratio under the RF Program was 2.00 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth and leverage ratio of $18.6 million and 1.26 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all such material financial covenants.

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

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of June 30, 2011 and December 31, 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2011

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