Form 10-Q
period 2011-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2011-11-14
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Liability Company Units outstanding as of October 31, 2011 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$5,321	$2,782
Accounts receivable, net of allowance for doubtful accounts of $144 at September 30, 2011 and $239 at December 31, 2010	970	1,001
Notes receivable, net of unearned interest income of $319 at September 30, 2011 and $515 at December 31, 2010	2,110	2,712
Prepaid expenses and other assets	15	39
Investment in securities	—	70
Investments in equipment and leases, net of accumulated depreciation of $41,509 at September 30, 2011 and $42,468 at December 31, 2010	32,877	40,095
Total assets	$41,293	$46,699
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$63	$82
Due to affiliates	3	—
Other	615	893
Deposits due lessees	49	90
Non-recourse debt	22,356	25,150
Interest rate swap contracts	—	5
Receivables funding program obligation	—	415
Unearned operating lease income	435	419
Total liabilities	23,521	27,054
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,772	19,645
Total Members’ capital	17,772	19,645
Total liabilities and Members’ capital	$41,293	$46,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$2,468	$2,487	$7,078	$7,980
Direct financing leases	908	1,232	3,170	3,782
Interest on notes receivable	59	61	195	194
Gain on sales of lease assets	89	79	640	312
(Loss) gain on sale or disposition of securities	(2)	—	71	—
Other revenue	62	96	137	469
Total revenues	3,584	3,955	11,291	12,737
Expenses:
Depreciation of operating lease assets	1,208	1,586	3,777	4,854
Asset management fees to Managing Member	201	181	576	560
Acquisition expense	—	—	(2)	109
Cost reimbursements to Managing Member	218	99	669	426
Provision (reversal of provision) for credit losses	57	153	(95)	117
Impairment losses	65	77	65	353
Provision for losses on investment in securities	—	—	41	—
Amortization of initial direct costs	9	19	28	68
Interest expense	373	444	1,168	1,399
Professional fees	13	21	95	154
Outside services	13	10	32	47
Insurance	18	32	49	89
Marine vessel maintenance and other operating costs	196	197	534	540
Other	91	88	355	213
Total operating expenses	2,462	2,907	7,292	8,929
Other (expense) income, net	(7)	(17)	(7)	46
Net income	$1,115	$1,031	$3,992	$3,854
Net income:
Managing Member	$147	$123	$440	$367
Other Members	968	908	3,552	3,487
	$1,115	$1,031	$3,992	$3,854
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.08	$0.29	$0.29
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	12,055,016	$20,948	$—	$20,948
Distributions to Other Members ($0.50 per Unit)	—	(6,027)	—	(6,027)
Distributions to Managing Member	—	—	(489)	(489)
Net income	—	4,724	489	5,213
Balance December 31, 2010	12,055,016	19,645	—	19,645
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	3,552	440	3,992
Balance September 30, 2011	12,055,016	$17,772	$—	$17,772

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$1,115	$1,031	$3,992	$3,854
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(89)	(79)	(640)	(312)
Loss (gain) on sales or disposition of securities	2	—	(71)	—
Depreciation of operating lease assets	1,208	1,586	3,777	4,854
Amortization of initial direct costs	9	19	28	68
Provision (reversal of provision) for credit losses	57	153	(95)	117
Impairment losses	65	77	65	353
Provision for losses on investment in securities	—	—	41	—
Gain on interest rate swap contracts	(1)	(8)	(5)	(42)
Changes in operating assets and liabilities:
Due to affiliates	3	59	3	138
Accounts receivable	(45)	276	126	(187)
Prepaid expenses and other assets	15	(52)	24	(13)
Accounts payable, Managing Member	21	(139)	(19)	(203)
Accounts payable, other	18	(278)	(278)	(478)
Deposits due lessees	—	—	(41)	—
Unearned operating lease income	(74)	(165)	(20)	(83)
Net cash provided by operating activities	2,304	2,480	6,887	8,066
Investing activities:
Purchases and improvements to operating leases	—	—	(442)	(929)
Proceeds from sales of lease assets	235	329	2,761	1,218
Proceeds from sales or dispositions of securities	32	—	100	—
Payments of initial direct costs	—	—	(2)	(5)
Principal payments received on direct financing leases	285	682	1,708	1,305
Principal payments received on notes receivable	204	138	601	426
Net cash provided by investing activities	756	1,149	4,726	2,015
Financing activities:
Repayments under receivables funding program	(95)	(357)	(415)	(1,728)
Repayments of non-recourse debt	(946)	(914)	(2,794)	(2,585)
Repayments of amount due to affiliates	—	—	—	(3,674)
Distributions to Other Members	(1,809)	(1,508)	(5,425)	(5,730)
Distributions to Managing Member	(147)	(122)	(440)	(464)
Net cash used in financing activities	(2,997)	(2,901)	(9,074)	(14,181)
Net increase (decrease) in cash and cash equivalents	63	728	2,539	(4,100)
Cash and cash equivalents at beginning of period	5,258	5,361	2,782	10,189
Cash and cash equivalents at end of period	$5,321	$6,089	$5,321	$6,089
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$378	$449	$1,184	$1,354
Cash paid during the period for taxes	$—	$3	$132	$90

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2011, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

During the first quarter 2011, the Company identified a misclassification in the presentation of amortization of unearned income on both direct financing leases and notes receivable on the 2010 statements of cash flows. An adjustment made to reflect proper classification results in a $1.3 million increase in net cash from operating activities and a corresponding decrease in net cash from investing activities for the quarter ended March 31, 2010. The Company incorrectly reported these interest income activities as an increase in the payments received on both direct financing leases and notes receivable. The appropriate classification of the receipt of interest income on direct financing leases and notes receivable is to record the $1.3 million as an inflow in the operating activities section of the statement of cash flows. Such adjustment totaled $1.3 million and $4.0 million for the three and nine months ended September 30, 2010, respectively. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the three and nine months ended September 30, 2010, nor does it affect the cash balance previously reported on the balance sheet.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for nine months ended September 30, 2011 and 2010 and long-lived tangible assets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Nine Months Ended September 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$10,652	94%	$11,832	93%
United Kingdom	338	3%	577	4%
Canada	301	3%	328	3%
Total International	639	6%	905	7%
Total	$11,291	100%	$12,737	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

	As of September 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$31,932	97%	$38,238	96%
United Kingdom	274	1%	907	2%
Canada	671	2%	950	2%
Total International	945	3%	1,857	4%
Total	$32,877	100%	$40,095	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There was no incremental impairment to investment securities at September 30, 2011. Year-to-date, the Company had previously recorded fair value adjustments totaling $41 thousand which reduced the cost basis of certain investments deemed impaired at March 31, 2011. Such investment securities were disposed of during the second quarter of 2011. No impairment was recorded at December 31, 2010. Gains and/or losses recognized on the net exercise of certain warrants during each of the three months ended September 30, 2011 and 2010, if any, were nominal in amount. During the first nine months of 2011, the Company recognized a $12 thousand loss on sales and dispositions of investment securities.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. Likewise, gains and/or losses recognized on the net exercise of certain warrants during each of the three months ended September 30, 2011 and 2010, if any, were nominal in amount. During the first nine months of 2011, the Company recognized an approximate $83 thousand gain on the net exercise of warrants. By comparison, there was no warrant activity that generated a gain or loss during the prior year period.

Other (expense) income, net:

Other (expense) income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency gain (loss)	$(8)	$(25)	$(12)	$4
Change in fair value of interest rate swap contracts	1	8	5	42
	$(7)	$(17)	$(7)	$46

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-12 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2011, the original terms of the notes receivable are 36 to 120 months and bear interest rates ranging from 8.42% to 16.22%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were no impaired notes at September 30, 2011 and December 31, 2010. Likewise, as of the same dates, there were no notes placed in non-accrual status.

As of September 30, 2011, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2011	$264
Year ending December 31, 2012	1,021
2013	558
2014	229
2015	165
2016	188
2,425
Less: portion representing unearned interest income	(319)
2,106
Unamortized initial direct costs	4
Notes receivable, net	$2,110

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$1	$1	$3	$3
IDC amortization – lease assets	8	18	25	65
Total	$9	$19	$28	$68

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$19	$150	$106	$—	$—	$275
Provision	—	3	125	—	—	128
Charge-offs and/or recoveries	—	(107)	(57)	—	—	(164)
Balance December 31, 2010	19	46	174	—	—	239
Reversal of provision	(19)	(33)	(43)	—	—	(95)
Balance September 30, 2011	$—	$13	$131	$—	$—	$144

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

As of September 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,110[1]	$14,172[2]	$16,282
Ending balance: individually evaluated for impairment	$2,110	$14,172	$16,282
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.
[2]	Includes $42 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,712[3]	$17,288[4]	$20,000
Ending balance: individually evaluated for impairment	$2,712	$17,288	$20,000
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $6 of unamortized initial direct costs.
[4]	Includes $56 of unamortized initial direct costs.

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

At September 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$955	$1,339	$14,014	$16,982
Special mention	1,151	1,367	116	250
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,106	$2,706	$14,130	$17,232

At September 30, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$124	$—	$124	$1,982	$2,106	$—
Finance leases	2	12	6	20	14,110	14,130	6
Total	$2	$136	$6	$144	$16,092	$16,236	$6

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,706	$2,706	$—
Finance leases	3	2	54	59	17,173	17,232	—
Total	$3	$2	$54	$59	$19,879	$19,938	$—

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

The Company did not carry an impairment reserve on its financing receivables at both September 30, 2011 and December 31, 2010. At September 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. There were no accounts receivable related to financing receivables placed in non-accrual status as of December 31, 2010.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$21,426	$(582)	$(3,772)	$17,072
Net investment in direct financing leases	17,232	(1,394)	(1,708)	14,130
Assets held for sale or lease, net	1,349	268	(5)	1,612
Initial direct costs, net of accumulated amortization of $101 at September 30, 2011 and $86 at December 31, 2010	88	—	(25)	63
Total	$40,095	$(1,708)	$(5,510)	$32,877

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the third quarter of 2011, the Company deemed certain off-lease assets to be impaired. Accordingly, the Company recorded adjustments totaling $65 thousand. There were no impaired lease assets during the first half of 2011. By comparison, during the three and nine months ended September 30, 2010, the Company deemed certain property subject to operating leases and certain off-lease assets to be impaired. Accordingly, the Company recorded adjustments, totaling $77 thousand and $353 thousand for the respective three and nine months ended September 30, 2010, to reduce the cost basis of such assets.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 54% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of September 30, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $306 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $40 thousand at December 31, 2010. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.2 million and $1.6 million for the respective three months ended September 30, 2011 and 2010, and was $3.8 million and $4.9 million for the respective nine months ended September 30, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications, Dispositions & Impairment Losses	Balance September 30, 2011
Transportation, other	$18,001	$—	$(1,797)	$16,204
Transportation, rail	13,288	—	(1,388)	11,900
Materials handling	10,204	—	(750)	9,454
Marine vessels	6,816	442	—	7,258
Manufacturing	5,014	—	(1,520)	3,494
Natural gas compressors	1,671	—	—	1,671
Construction	1,594	—	(10)	1,584
Agriculture	1,151	—	—	1,151
Office furniture	159	—	(159)	—
Other	84	—	—	84
	57,982	442	(5,624)	52,800
Less accumulated depreciation	(36,556)	(3,772)	4,600	(35,728)
Total	$21,426	$(3,330)	$(1,024)	$17,072

The average estimated residual value for assets on operating leases was 17% and 19% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively. There were no operating leases placed in non-accrual status as of September 30, 2011. By comparison, operating leases in non-accrual status totaled $306 thousand at December 31, 2010.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Such revenues totaled $59 thousand and $161 thousand for the three and nine months ended September 30, 2011, respectively. There were no revenues from contingent rentals during the three and nine months ended September 30, 2010.

Direct financing leases:

As of September 30, 2011 and December 31, 2010, investment in direct financing leases primarily consists of mining, materials handling equipment and office furniture. The components of the Company’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$22,887	$29,415
Estimated residual values of leased equipment (unguaranteed)	3,637	3,666
Investment in direct financing leases	26,524	33,081
Less unearned income	(12,394)	(15,849)
Net investment in direct financing leases	$14,130	$17,232
Net investment in direct financing leases placed in non-accrual status	$—	$54

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There was no investment in direct financing lease assets in non-accrual status at September 30, 2011. However, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

At September 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$1,717	$1,188	$2,905
Year ending December 31, 2012	4,998	4,649	9,647
2013	3,094	4,466	7,560
2014	1,831	4,450	6,281
2015	1,033	4,450	5,483
2016	195	3,684	3,879
Thereafter	167	—	167
	$13,035	$22,887	$35,922

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$218	$99	$669	$426
Asset management fees to Managing Member and/or affiliates	201	181	576	560
Acquisition and initial direct costs paid to Managing Member	—	—	—	128
	$419	$280	$1,245	$1,114

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts were paid in January 2010.

7. Non-recourse debt:

At September 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $26.0 million over the remaining lease terms; and the carrying value of the pledged assets is $17.8 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2011	$963	$361	$1,324
Year ending December 31, 2012	4,009	1,285	5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
Thereafter	178	1	179
	$22,356	$3,941	$26,297

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Receivable funding program:

Prior to August 2011, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender held liens against the Company’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The RF Program provided for borrowing at a variable interest rate; and, for the Company to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The RF Program did not contain any credit risk related default contingencies. As of August 22, 2011, all advances under the RF Program were repaid in full and the program was terminated. At December 31, 2010, the Company had $415 thousand outstanding under the RF Program.

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of August 22, 2011, all such agreements have terminated. As of December 31, 2010, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $415 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.23% to 0.35%. No actual borrowing or lending is involved. The termination of the swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. The interest rate swaps were not designated as hedging instruments and were carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net. The interest paid or received on the swap contracts were accrued as interest rates changed.

Interest paid on the RF Program was nominal during the three months ended September 30, 2011. During the three months ended September 30, 2010, the weighted average interest rate on the RF Program, including interest on the swap contracts, was 4.83%. Such weighted average interest rates were 5.31% and 5.21% during the nine months ended September 30, 2011 and 2010, respectively. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2010, and 2011 through the date of program termination.

9. Commitments and Contingencies:

At September 30, 2011, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

As of September 30, 2011 and December 31, 2010, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during three and nine months ended September 30, 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributions declared	$1,809	$1,507	$5,425	$4,521
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.13	$0.45	$0.38

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

As a result of the termination of all of its interest rate swap contracts in August 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis at September 30, 2011. At December 31, 2010, the Company had to measure the fair value of its interest rate swap contracts on a recurring basis. In addition, at both September 30, 2011 and December 31, 2010, the Company measured the fair value of impaired operating lease and off-lease equipment on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

Impaired operating lease and off-lease equipment

At September 30, 2011, the Company deemed certain off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $65 thousand which reduced the cost basis of the equipment. At December 31, 2010, fair value adjustments related to impaired lease and off-lease equipment totaled $353 thousand. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring and non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$88	$—	$—	$88

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$297	$—	$—	$297
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$5	$—	$5	$—

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,321	$5,321	$2,782	$2,782
Notes receivable	2,110	2,110	2,712	2,712
Investment in securities	—	—	70	70
Financial liabilities:
Non-recourse debt	22,356	24,204	25,150	26,076
Receivables funding program	—	—	415	415
Interest rate swap contracts	—	—	5	5

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

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Company had net income of $1.1 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. The results for the third quarter of 2011 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2011 decreased by $371 thousand, or 9%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in direct financing lease revenues and other revenue.

Direct financing lease revenues declined by $324 thousand primarily as a result of an early termination of a direct financing lease contract at the end of the second quarter of 2011. Other revenue decreased by $34 thousand as the prior year period amounts included revenues associated with legal, collection and late fees assessed on certain terminated leases, combined with a reduction in additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the third quarter of 2011 decreased by $445 thousand, or 15%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, provision for credit losses, and interest expense offset, in part, by an increase in costs reimbursed to AFS.

The decrease in depreciation expense totaled $378 thousand and was primarily attributable to run-off and sales of lease assets. The provision for credit losses declined by $96 thousand as the current year provision was more than offset by recovery of amounts previously reserved. Moreover, interest expense was reduced by $71 thousand largely as a result of a $4.4 million net decrease in outstanding borrowings since September 2010.

Partially offsetting the aforementioned decreases in expenses was an increase in costs reimbursed to AFS totaling $119 thousand. The increase in costs reimbursed to AFS was primarily due to a refinement of cost allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Other

The Company recorded other expense, net totaling $7 thousand and $17 thousand for the three months ended September 30, 2011 and 2010, respectively. The $10 thousand favorable variance represents the net impact of a $17 thousand favorable change in foreign currency transaction gains and losses and a $7 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts.

The favorable change in foreign currency transaction gains and losses was due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds. The unfavorable change in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company had net income of $4.0 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively. The results for the first nine months of 2011 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2011 decreased by $1.4 million, or 11%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, direct financing lease revenues and other revenue offset, in part, by increases in gain on sales of lease assets and in gain on sales or dispositions of investment securities.

The decrease in operating lease revenues totaled $902 thousand and was primarily a result of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $612 thousand mainly due to run-off of the portfolio, and the early termination of a contract at the end of the second quarter of 2011. Other revenue decreased by $332 thousand largely due to a significant reduction in additional billings for excess wear and tear on returned equipment. In addition, the prior year period amounts included revenues associated with legal, collection and late fees assessed on certain terminated leases.

Partially offsetting the aforementioned decreases in revenues were increases in gains recognized on sales of lease assets and on sales or dispositions of investment securities totaling $328 thousand and $71 thousand, respectively.

Gain on sales of lease assets increased largely due to a period over period increase in volume and, a change in the mix of assets sold. Gain on sales or dispositions of investment securities increased primarily as a result of the net exercise of warrants associated with shares of a venture company coupled with the disposition of warrants relative to certain notes receivable during the first nine months of 2011. By comparison, there were no warrants exercised or disposed of during the prior year period.

Expenses

Total expenses for the first nine months of 2011 decreased by $1.6 million, or 18%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation, impairment losses, interest expense, provision for credit losses and acquisition expense offset, in part, by increases in costs reimbursed to AFS and in other expense.

The decrease in depreciation expense totaled $1.1 million and was primarily attributable to run-off and lease asset sales since September 30, 2010. Impairment losses related to certain equipment deemed impaired by the Company declined by $288 thousand as the Company’s overall exposure to impairment risk diminished primarily as a result of sales of both leased and off-lease assets. In addition, the carrying values of the Company’s remaining equipment at September 30, 2011 were more in line with the market.

Interest expense was reduced by $231 thousand mainly due to an approximate $4.4 million net decrease in outstanding borrowings since September 2010. The provision for credit losses declined by $212 thousand primarily due to a period over period decrease in delinquent receivables coupled with an increase in recovery of amounts previously reserved; and, acquisition expense decreased by $111 thousand due to the absence of lease asset acquisitions during the first nine months of 2011, consistent with a fund in liquidation.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS and in other expense totaling $243 thousand and $142 thousand, respectively. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations. Other expense increased largely as a result of higher state taxes and franchise fees and increases in railcar maintenance costs, freight and shipping costs, property taxes and bank charges.

Other

The Company recorded other expense, net totaling $7 thousand and other income, net totaling $46 thousand for the nine months ended September 30, 2011 and 2010, respectively. The $53 thousand unfavorable variance reflects the net impact of a $37 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts and a $16 thousand unfavorable change in foreign currency transaction gains and losses.

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

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $5.3 million and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$2,304	$2,480	$6,887	$8,066
Investing activities	756	1,149	4,726	2,015
Financing activities	(2,997)	(2,901)	(9,074)	(14,181)
Net increase (decrease) in cash and cash equivalents	$63	$728	$2,539	$(4,100)

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the third quarters of 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $235 thousand and $329 thousand of proceeds from sales or dispositions of equipment during the respective three month periods ended September 30, 2011 and 2010.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.0 million and $1.6 million for the three months ended September 30, 2011 and 2010. Cash was also used to partially pay down $1.0 million and $1.3 million of debt during the respective third quarters of 2011 and 2010; and, to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, proceeds from sales or dispositions of lease assets totaled $2.8 million and $1.2 million for the respective nine month periods ended September 30, 2011 and 2010.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $5.9 million and $6.2 million for the nine month periods ended September 30, 2011 and 2010. Moreover, cash was used to partially pay down $3.2 million and $4.3 million of debt during the respective first nine months of 2011 and 2010; and, to pay invoices related to management fees and expenses, and other payables. During the first nine months of 2010, an approximate $1.0 million was also used to purchase lease assets. There were no such purchases during the current year period consistent with a Fund in liquidation. However, the Company used $442 thousand to pay for capitalized improvements on its marine vessel during the first nine months of 2011.

Non-Recourse Long-Term Debt

As of September 30, 2011, the Company had non-recourse long-term debt totaling $22.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s non-recourse debt obligation, see Note 7 in Item 1. Financial Statements.

Receivable funding program

Prior to August 2011, the Company had a $60 million receivables funding program (the “RF Program”) with a receivables financing company that issued commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the RF Program, the lender held liens against the Company’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The ability to draw down on the RF Program terminated on July 31, 2008. As of August 22, 2011, all advances under the RF Program were repaid in full and the program was terminated. At December 31, 2010, the Company had $415 thousand outstanding under the RF Program.

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

As of September 30, 2011 and December 31, 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 14, 2011

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