Form 10-K
period 2011-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2012-03-09
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2011, 12,055,016 Units remain issued and outstanding.

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

The Company also incurred long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It had been the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, had a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expected that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate, and sought to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation. As of August 22, 2011, all advances under such securitized borrowings were repaid in full and the program was terminated. As of December 31, 2010, the amount of such securitized borrowings was $415 thousand.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2011, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company also had investments in notes receivable of which $1.7 million remained outstanding at December 31, 2011.

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

During 2011 and 2010, a certain lessee generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2011	2010
The Sabine Mining Company	Mining	26%	24%

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2011 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2011, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$23,535	$3,106	$24,897
Mining equipment	21,103	6,454	24,502
Aviation	12,612	9,681	8,575
Construction	11,955	3,049	9,927
Computers	5,914	746	5,598
Manufacturing	4,809	1,303	5,043
Transportation, other	2,460	463	2,502
Marine vessels	1,025	—	1,058
Transportation, rail	171	125	88
Other	4,958	2,209	4,198
	$88,542	$27,136	$86,388

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

For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2011 and 2010, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2011 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2011, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$3,719	$264	$3,255
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	528	197	432
	$8,130	$827	$7,212

For further information regarding the Company’s notes receivable portfolio as of December 31, 2011, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 3,092 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2011. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2011. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $2.85 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company. The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2001.

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2011. The rate for each distribution was $0.150 per Unit. The rate for each of the quarterly distributions paid in 2010 was $0.125 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2011	2010
Net income per Unit, based on weighted average Units outstanding	$0.40	$0.39
Return of investment	0.20	0.11
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.60	0.50
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.60	$0.50

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

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Mining	25%	30%
Manufacturing	19%	21%
Rail transportation	14%	13%
Health Care	13%	13%
Marine transportation/Transportation, other	*	12%
*	Less than 10%

During 2011, one lessee (The Sabine Mining Company) generated 26% of the Company’s total leasing and lending revenues. The same lessee generated 24% of the Company’s total leasing and lending revenues during 2010. No other lessee generated more than 10% of the Company’s total leasing and lending revenues in both 2011 and 2010. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 89% and 92% as of December 31, 2011 and 2010, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2011 versus 2010

The Company had net income of $5.4 million and $5.2 million for the years ended December 31, 2011 and 2010, respectively. The net results for 2011 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year.

Revenues

Total revenues for 2011 decreased by $1.9 million, or 11%, as compared to the prior year. The net reduction in total revenues was primarily a result of decreases in operating lease revenues, direct financing lease revenues and other revenue offset, in part, by increases in gain on sales of lease assets and in gain on sales or dispositions of investment securities.

The decrease in operating lease revenues totaled $978 thousand and was primarily a result of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $932 thousand mainly due to run-off of the portfolio, and the early termination of a contract at the end of the second quarter of 2011. Other revenue decreased by $305 thousand largely due to a significant reduction in additional billings for excess wear and tear on returned equipment. In addition, other revenue for 2010 included legal, collection and late fees assessed on certain terminated leases.

Partially offsetting the aforementioned decreases in revenues were increases in gains recognized on sales of lease assets and on sales or dispositions of investment securities totaling $278 thousand and $90 thousand, respectively.

Gain on sales of lease assets increased largely due to a year over year increase in volume and, a change in the mix of assets sold. Gain on sales or dispositions of investment securities increased primarily as a result of the net exercise of warrants associated with shares of a venture company coupled with the disposition of warrants relative to certain notes receivable during the first nine months of 2011. By comparison, there were no warrants exercised or disposed of during the prior year.

Expenses

Total expenses for 2011 decreased by $2.1 million, or 18%, as compared to the prior year. The net decline in expenses was primarily due to decreases in depreciation, interest expense, provision for credit losses, impairment losses and acquisition expense offset, in part, by an increases in costs reimbursed to AFS and other expense.

The decrease in depreciation expense totaled $1.3 million and was primarily attributable to run-off and sales of lease assets since December 31, 2010. Interest expense was reduced by $299 thousand mainly due to an approximate $4.2 million net decrease in outstanding borrowings since December 31, 2010.

Moreover, the provision for credit losses declined by $297 thousand primarily due to a year over year decrease in delinquent receivables coupled with an increase in recovery of amounts previously reserved. Impairment losses related to certain equipment deemed impaired by the Company declined by $288 thousand as the Company’s overall exposure to impairment risk diminished primarily as a result of sales of both leased and off-lease assets. In addition, the carrying values of the Company’s remaining equipment at December 31, 2011 were more in line with the market. Finally, acquisition expense was reduced by $197 thousand primarily as a result of the year over year decline in acquisition activity, consistent with a fund in liquidation.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS and in other expense totaling $311 thousand and $130 thousand, respectively. Costs reimbursed to AFS increased primarily due to a refinement of cost allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations; and, other expense increased largely as a result of higher railcar maintenance costs and increases in state taxes and franchise fees, freight and shipping costs, and remarketing fees associated with re-leased railcars.

Other

The Company recorded other expense, net totaling $5 thousand and other income, net totaling $64 thousand for the years 2011 and 2010, respectively. The $69 thousand unfavorable variance reflects the net impact of a $43 thousand unfavorable change in the fair value of the Company’s interest rate swap contracts and a $26 thousand unfavorable change in foreign currency transaction gains and losses.

The decline in the value of the interest rate swaps was mostly driven by the lower interest rate environment, which adversely impacts the Company as the fixed rate payer in the swap contracts. All of the Company’s interest rate swaps terminated in August 2011. The unfavorable change in foreign currency transaction gains and losses was due to the year over year strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $5.6 million and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$8,945	$10,425
Investing activities	5,856	(833)
Financing activities	(11,990)	(16,999)
Net increase (decrease) in cash and cash equivalents	$2,811	$(7,407)

2011 versus 2010

During 2011 and 2010, the Company’s primary source of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, proceeds from sales or dispositions of lease assets and early termination of notes totaled $3.4 million and $1.7 million for the respective years ended December 31, 2011 and 2010.

During the same comparative years, cash was used to pay distributions to both the Other Members and the Managing Member, totaling a combined $7.8 million for each of the years 2011 and 2010. Moreover, cash was used to partially pay down $4.2 million and $5.5 million of debt during 2011 and 2010, respectively; and, to pay invoices related to management fees and expenses, and other payables. During 2010, an approximate $3.8 million was also used to purchase lease assets. There were no such purchases during the current year consistent with a fund in liquidation. However, the Company used $442 thousand to pay for capitalized improvements on its marine vessel.

Non-Recourse Long-Term Debt

As of December 31, 2011, the Company had non-recourse long-term debt totaling $21.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s non-recourse debt obligation, see Note 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Other

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. On April 1, 2011, Chrysler accounts were returned to accrual status. As of December 31, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $306 thousand, all of which were related to Chrysler.

At both December 31, 2011 and 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than

90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 9, 2012

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$5,593	$2,782
Accounts receivable, net of allowance for doubtful accounts of $70 at December 31, 2011 and $239 at December 31, 2010	900	1,001
Notes receivable, net of unearned interest income of $255 at December 31, 2011 and $515 at December 31, 2010	1,721	2,712
Prepaid expenses and other assets	36	39
Investment in securities	—	70
Investments in equipment and leases, net of accumulated depreciation of $41,511 at December 31, 2011 and $42,468 at December 31, 2010	31,192	40,095
Total assets	$39,442	$46,699
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$76	$82
Other	467	893
Deposits due lessees	49	90
Non-recourse debt	21,394	25,150
Interest rate swap contracts	—	5
Receivables funding program obligation	—	415
Unearned operating lease income	259	419
Total liabilities	22,245	27,054
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,197	19,645
Total Members’ capital	17,197	19,645
Total liabilities and Members’ capital	$39,442	$46,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$9,424	$10,402
Direct financing leases	4,062	4,994
Interest on notes receivable	244	261
Gain on sales of lease assets and early termination of notes	837	559
Gain on sale or disposition of securities	90	—
Other revenue	201	506
Total revenues	14,858	16,722
Expenses:
Depreciation of operating lease assets	4,927	6,242
Asset management fees to Managing Member	719	723
Acquisition expense	(2)	195
Cost reimbursements to Managing Member	888	577
(Reversal of provision) provision for credit losses	(169)	128
Impairment losses	65	353
Provision for losses on investment in securities	41	—
Amortization of initial direct costs	38	84
Other management fees	91	106
Interest expense	1,524	1,823
Professional fees	133	188
Outside services	47	62
Insurance	81	120
Marine vessel maintenance and other operating costs	716	719
Other	383	253
Total operating expenses	9,482	11,573
Other (expense) income, net	(5)	64
Net income	$5,371	$5,213
Net income:
Managing Member	$586	$489
Other Members	4,785	4,724
	$5,371	$5,213
Net income per Limited Liability Company Unit (Other Members)	$0.40	$0.39
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	12,055,016	$20,948	$—	$20,948
Distributions to Other Members ($0.50 per Unit)	—	(6,027)	—	(6,027)
Distributions to Managing Member	—	—	(489)	(489)
Net income	—	4,724	489	5,213
Balance December 31, 2010	12,055,016	19,645	—	19,645
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,785	586	5,371
Balance December 31, 2011	12,055,016	$17,197	$—	$17,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$5,371	$5,213
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(837)	(559)
Gain on sales or disposition of securities	(90)	—
Depreciation of operating lease assets	4,927	6,242
Amortization of initial direct costs	38	84
(Reversal of provision) provision for credit losses	(169)	128
Impairment losses	65	353
Provision for losses on investment in securities	41	—
Gain on interest rate swap contracts	(5)	(48)
Changes in operating assets and liabilities:
Accounts receivable	270	(315)
Prepaid expenses and other assets	3	7
Accounts payable, Managing Member	(6)	(146)
Accounts payable, affiliates	—	79
Accounts payable, other	(426)	(447)
Deposits due lessees	(41)	—
Unearned operating lease income	(196)	(166)
Net cash provided by operating activities	8,945	10,425
Investing activities:
Purchases and improvements to operating leases	(442)	(3,784)
Proceeds from sales of lease assets and early termination of notes	3,374	1,667
Proceeds from sales or dispositions of securities	119	—
Payments of initial direct costs	(2)	(13)
Principal payments received on direct financing leases	2,008	1,378
Notes receivable advances	—	(661)
Principal payments received on notes receivable	799	580
Net cash provided by (used in) investing activities	5,856	(833)
Financing activities:
Repayments under receivables funding program	(415)	(1,990)
Repayments of non-recourse debt	(3,756)	(3,513)
Repayments of amount due to affiliates	—	(3,674)
Distributions to Other Members	(7,233)	(7,236)
Distributions to Managing Member	(586)	(586)
Net cash used in financing activities	(11,990)	(16,999)
Net increase (decrease) in cash and cash equivalents	2,811	(7,407)
Cash and cash equivalents at beginning of year	2,782	10,189
Cash and cash equivalents at end of year	$5,593	$2,782
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,545	$1,784
Cash paid during the year for taxes	$139	$90

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2011, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

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

The appropriate classification of the receipt of interest income on direct financing leases and notes receivable is to record the $1.3 million as an inflow in the operating activities section of the statement of cash flows. Such adjustment totaled $5.3 million for the year ended December 31, 2010. The classification adjustment does not change the Company’s financial position, net income or the net reported change in cash for the year ended December 31, 2010, nor does it affect the cash balance previously reported on the balance sheet.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The Company does not believe that this classification adjustment is material to cash flows for its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the year ended December 31, 2010. Accordingly, the Company has revised its 2010 statements of cash flows prospectively in the 2011 Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The primary geographic regions in which the Company seeks leasing and lending opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2011 and 2010 and long-lived assets as of December 31, 2011 and 2010 (dollars in thousands):

	For the year ended December 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$14,023	94%	$15,517	92%
United Kingdom	438	3%	768	5%
Canada	397	3%	437	3%
Total International	835	6%	1,205	8%
Total	$14,858	100%	$16,722	100%

	As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$30,424	97%	$38,238	96%
United Kingdom	182	1%	907	2%
Canada	586	2%	950	2%
Total International	768	3%	1,857	4%
Total	$31,192	100%	$40,095	100%

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

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2011 and 2010, the Company recognized foreign currency losses totaling $10 thousand and foreign currency gains totaling $16 thousand, respectively, which are included in other income, net for each of the reporting years.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There was no incremental impairment to investment securities at December 31, 2011. Year-to-date, the Company had previously recorded fair value adjustments totaling $41 thousand which reduced the cost basis of certain investments deemed impaired at

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

March 31, 2011. Such investment securities were disposed of during the second quarter of 2011. No impairment was recorded at December 31, 2010. During 2011, the Company recognized $11 thousand of losses on sales and dispositions of investment securities. By comparison, there were no investment securities sold or disposed of during the prior year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the year, as determined by the Managing Member. At December 31, 2011 and 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2011, the Company recognized an approximate $101 thousand gain on the net exercise of warrants. By comparison, there was no warrant activity that generated a gain or loss during the prior year.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2011 and 2010, the related provision for state income taxes was approximately $110 thousand and $50 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$17,197	$19,645
Tax basis of net assets (unaudited)	16,939	17,611
Difference	$258	$2,034

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$5,371	$5,213
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,039)	(3,441)
Provision for losses and doubtful accounts	(169)	(36)
Adjustments to revenues/other expenses	1,835	1,201
Adjustments to gain on sales of assets	2,048	2,150
Other	101	(624)
Income per federal tax return (unaudited)	$7,147	$4,463

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Other (expense) income, net:

Other (expense) income, net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Foreign currency (loss) gain	$(10)	$16
Change in fair value of interest rate swap contracts	5	48
	$(5)	$64

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Mining	25%	30%
Manufacturing	19%	21%
Rail transportation	14%	13%
Health Care	13%	13%
Marine transportation/Transportation, other	*	12%
*	Less than 10%

During 2011 and 2010, a certain lessee generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2011	2010
The Sabine Mining Company	Mining	26%	24%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2011, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were no impaired notes at December 31, 2011 and 2010. Likewise, as of the same dates, there were no notes placed in non-accrual status. As of December 31, 2011, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2012	$832
2013	558
2014	229
2015	166
2016	188
1,973
Less: portion representing unearned interest income	(255)
1,718
Unamortized initial direct costs	3
Notes receivable, net	$1,721

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
IDC amortization – notes receivable	$5	$4
IDC amortization – lease assets	33	80
Total	$38	$84

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$19	$150	$106	$—	$—	$275
Provision	—	3	125	—	—	128
Charge-offs and/or recoveries	—	(107)	(57)	—	—	(164)
Balance December 31, 2010	19	46	174	—	—	239
Reversal of provision	(19)	(36)	(114)	—	—	(169)
Balance December 31, 2011	$—	$10	$60	$—	$—	$70

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts and notes receivable are applied only against outstanding principal balances.

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

As of December 31, 2011 and 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,721[1]	$13,891[2]	$15,612
Ending balance: individually evaluated for impairment	$1,721	$13,891	$15,612
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $3 of unamortized initial direct costs.

2 Includes $39 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,712[3]	$17,288[4]	$20,000
Ending balance: individually evaluated for impairment	$2,712	$17,288	$20,000
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

3 Includes $6 of unamortized initial direct costs.

4 Includes $56 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

At December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2011	2010	2011	2010
Pass	$642	$1,339	$13,754	$16,982
Special mention	1,076	1,367	98	250
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,718	$2,706	$13,852	$17,232

At December 31, 2011 and 2010, the investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,718	$1,718	$—
Finance leases	4	—	7	11	13,841	13,852	7
Total	$4	$—	$7	$11	$15,559	$15,570	$7

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,706	$2,706	$—
Finance leases	3	2	54	59	17,173	17,232	—
Total	$3	$2	$54	$59	$19,879	$19,938	$—

The Company did not carry an impairment reserve on its financing receivables at both December 31, 2011 and 2010. At December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. There were no accounts receivable related to financing receivables placed in non-accrual status as of December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$21,426	$(853)	$(4,916)	$15,657
Net investment in direct financing leases	17,232	(1,373)	(2,007)	13,852
Assets held for sale or lease, net	1,349	290	(11)	1,628
Initial direct costs, net of accumulated amortization of $78 and $86 at December 31, 2011 and 2010, respectively	88	—	(33)	55
Total	$40,095	$(1,936)	$(6,967)	$31,192

For the years ended December 31, 2011 and 2010, IDC amortization expense related to operating leases and direct financing leases was $33 thousand and $80 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. In both 2011 and 2010, the Company deemed certain operating lease and off-lease assets to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $65 thousand and $353 thousand for the years ended December 31, 2011 and 2010, respectively, to reduce the cost basis of such assets.

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

As of December 31, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $306 thousand, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $40 thousand at December 31, 2010. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $4.9 million and $6.2 million for the respective years ended December 31, 2011 and 2010.

All of the leased property was acquired during the years 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2011
Transportation, other	$18,001	$—	$(1,796)	$16,205
Transportation, rail	13,288	—	(1,388)	11,900
Materials handling	10,204	—	(1,035)	9,169
Marine vessels	6,816	442	—	7,258
Manufacturing	5,014	—	(2,646)	2,368
Natural gas compressors	1,671	—	—	1,671
Construction	1,594	—	(10)	1,584
Agriculture	1,151	—	—	1,151
Office furniture	159	—	(159)	—
Other	84	—	—	84
	57,982	442	(7,034)	51,390
Less accumulated depreciation	(36,556)	(4,916)	5,739	(35,733)
Total	$21,426	$(4,474)	$(1,295)	$15,657

The average estimated residual value for assets on operating leases was 18% and 19% of the assets’ original cost at December 31, 2011 and 2010, respectively. There were no operating leases placed in non-accrual status as of December 31, 2011. By comparison, operating leases in non-accrual status totaled $306 thousand at December 31, 2010.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Such revenues totaled $201 thousand for the year ended December 31, 2011. By comparison, revenues from contingent rentals during 2010 approximated $16 thousand.

Direct financing leases:

As of December 31, 2011, investment in direct financing leases consists of materials handling and mining equipment as well as office furniture. As of December 31, 2010, such investment consists of materials handling, mining, research and construction equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Total minimum lease payments receivable	$21,780	$29,415
Estimated residual values of leased equipment (unguaranteed)	3,644	3,666
Investment in direct financing leases	25,424	33,081
Less unearned income	(11,572)	(15,849)
Net investment in direct financing leases	$13,852	$17,232
Net investment in direct financing leases placed in non-accrual status	$—	$54

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

There was no investment in direct financing lease assets in non-accrual status at December 31, 2011. However, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$5,047	$4,691	$9,738
2013	3,127	4,505	7,632
2014	1,831	4,450	6,281
2015	1,033	4,450	5,483
2016	195	3,684	3,879
Thereafter	167	—	167
	$11,400	$21,780	$33,180

7. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS for providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. The Company will be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$888	$577
Asset management fees to Managing Member	719	723
Acquisition and initial direct costs paid to Managing Member	—	221
	$1,607	$1,521

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

During December 2009, operating lease assets with an original cost of $2.7 million and investments in notes receivable totaling $1.0 million were transferred to the Company by certain affiliates, resulting in an amount due to affiliates equivalent to the original cost of the assets. Such amounts due to affiliates were paid in January 2010.

8. Non-recourse debt:

At December 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $24.7 million over the remaining lease terms; and the carrying value of the pledged assets is $17.2 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2012	$4,010	$1,284	$5,294
2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
Thereafter	178	1	179
	$21,394	$3,579	$24,973

9. Receivables funding program:

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

The Company previously had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of August 22, 2011, all such agreements have terminated. As of December 31, 2010, the Company had interest rate swap agreements to receive or pay interest on a notional principal of $415 thousand based on the difference between nominal rates ranging from 3.75% to 4.81% and the variable rates that ranged from 0.23%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program: - (continued)

to 0.35%. No actual borrowing or lending is involved. The termination of the swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. The interest rate swaps were not designated as hedging instruments and were carried at fair value on the balance sheet with unrealized gain/loss included in the statements of income in other (expense) income, net. The interest paid or received on the swap contracts were accrued as interest rates changed.

During the years ended December 31, 2011 and 2010, the weighted average interest rate on the RF Program, including interest on the swap contracts were 5.33% and 5.25%, respectively. The RF Program discussed above included certain financial and non-financial covenants applicable to the Company as borrower. The Company was in compliance with all covenants during 2010, and 2011 through the date of program termination.

10. Commitments and contingencies:

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

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

12. Members’ capital:

As of December 31, 2011 and 2010, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital: - (continued)

investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2011	2010
Distributions declared	$7,233	$6,027
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.60	$0.50

13. Fair value measurements:

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

The Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis at December 31, 2011. However, during the first three quarters of 2011, the Company did record adjustments to reflect the fair value of impaired assets which included off-lease equipment and an investment security on a non-recurring basis.

At December 31, 2010, the company measured the fair value of its interest rate swap contracts on a recurring basis. In addition, the Company measured the fair value of impaired operating lease and off-lease equipment on a non-recurring basis.

The measurement methodologies are as follows:

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

Impaired operating lease and off-lease equipment

The Company had no fair value adjustments relative to impaired equipment as of December 31, 2011. During the first three quarters of 2011, the Company had recorded fair value adjustments of $65 thousand which reduced the cost basis of certain off-lease equipment deemed impaired at September 30, 2011.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

As of December 31, 2010, the Company recorded fair value adjustments of approximately $353 thousand which reduced the cost basis of certain operating lease and off-lease equipment deemed impaired at year-end 2010.

The aforementioned fair value adjustments were all non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments relative to impaired investment securities as of December 31, 2011 and 2010.

During the first three quarters of 2011, the Company had recorded a fair value adjustment of $41 thousand which reduced the cost basis of an investment security deemed impaired at March 31, 2011. The non-recurring fair value adjustment was a result of an approximate 66% reduction in valuation based upon cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment is classified within Level 3 of the valuation hierarchy as the third party’s valuation of the investee included significant inputs that are unobservable in the market.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a recurring and non-recurring basis during 2011 and 2010, and the level within the hierarchy in which the fair value measurements fall at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$88	$—	$—	$88

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired operating lease and off-lease assets	$297	$—	$—	$297
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$5	$—	$5	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,593	$5,593	$2,782	$2,782
Notes receivable	1,721	1,721	2,712	2,712
Investment in securities	—	—	70	70
Financial liabilities:
Non-recourse debt	21,394	22,674	25,150	26,076
Receivables funding program	—	—	415	415
Interest rate swap contracts	—	—	5	5

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2011 and 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and audit related fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$86	$113
Other	1	2
	$87	$115

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

Date: March 9, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 9, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.