Form 10-Q
period 2012-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2012-05-09
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,892	$5,593
Accounts receivable, net of allowance for doubtful accounts of $14 at March 31, 2012 and $70 at December 31, 2011	895	900
Notes receivable, net of unearned interest income of $215 at March 31, 2012 and $255 at December 31, 2011	1,548	1,721
Prepaid expenses and other assets	38	36
Investment in securities	5	—
Investments in equipment and leases, net of accumulated depreciation of $41,786 at March 31, 2012 and $41,511 at December 31, 2011	29,877	31,192
Total assets	$38,255	$39,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$68	$76
Other	499	467
Deposits due lessees	49	49
Non-recourse debt	20,416	21,394
Unearned operating lease income	348	259
Total liabilities	21,380	22,245
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,875	17,197
Total Members’ capital	16,875	17,197
Total liabilities and Members’ capital	$38,255	$39,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing activities:
Operating leases	$2,467	$2,287
Direct financing leases	877	1,137
Interest on notes receivable	40	71
Gain on sale of lease assets	195	116
Unrealized gain on securities	5	—
Gain on sale or disposition of securities	—	42
Other revenue	46	28
Total revenues	3,630	3,681
Expenses:
Depreciation of operating lease assets	931	1,286
Asset management fees to Managing Member	154	192
Acquisition expense	—	(2)
Cost reimbursements to Managing Member	210	227
Reversal of provision for credit losses	(56)	(98)
Provision for losses on investment in securities	—	41
Amortization of initial direct costs	7	10
Interest expense	340	406
Professional fees	55	68
Outside services	13	10
Insurance	23	(4)
Marine vessel maintenance and other operating costs	191	203
Other	126	94
Total operating expenses	1,994	2,433
Other (expense) income, net	(3)	6
Net income	$1,633	$1,254
Net income:
Managing Member	$147	$147
Other Members	1,486	1,107
	$1,633	$1,254
Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.09
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	12,055,016	$19,645	$—	$19,645
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,785	586	5,371
Balance December 31, 2011	12,055,016	17,197	—	17,197
Distributions to Other Members ($0.15 per Unit)	—	(1,808)	—	(1,808)
Distributions to Managing Member	—	—	(147)	(147)
Net income	—	1,486	147	1,633
Balance March 31, 2012	12,055,016	$16,875	$—	$16,875

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$1,633	$1,254
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(195)	(116)
Unrealized gain on securities	(5)	—
Gain on sales or dispositions of securities	—	(42)
Depreciation of operating lease assets	931	1,286
Amortization of initial direct costs	7	10
Reversal of provision for credit losses	(56)	(98)
Provision for losses on investment in securities	—	41
Gain on interest rate swap contracts	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	61	33
Prepaid and other assets	(2)	15
Accounts payable, Managing Member	(8)	(39)
Accounts payable, other	32	243
Deposits due lessees	—	(41)
Unearned operating lease income	89	142
Net cash provided by operating activities	2,487	2,685
Investing activities:
Purchases and improvements to operating leases	—	(442)
Proceeds from sales of lease assets	254	410
Proceeds from sales of securities	—	50
Payments of initial direct costs	—	(2)
Payments received on direct finance leases	319	720
Payments received on notes receivable	172	198
Net cash provided by investing activities	745	934
Financing activities:
Repayments under receivables funding program	—	(178)
Repayments of non-recourse debt	(978)	(917)
Distributions to Other Members	(1,808)	(1,808)
Distributions to Managing Member	(147)	(147)
Net cash used in financing activities	(2,933)	(3,050)
Net increase in cash and cash equivalents	299	569
Cash and cash equivalents at beginning of period	5,593	2,782
Cash and cash equivalents at end of period	$5,892	$3,351
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$346	$411
Cash paid during the period for taxes	$9	$—

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2012, 12,055,016 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for three months ended March 31, 2012 and 2011 and long-lived tangible assets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$3,418	94%	$3,404	92%
United Kingdom	116	3%	168	5%
Canada	96	3%	109	3%
Total international	212	6%	277	8%
Total	$3,630	100%	$3,681	100%

	As of March 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$29,225	97%	$30,424	97%
United Kingdom	152	1%	182	1%
Canada	500	2%	586	2%
Total international	652	3%	768	3%
Total	$29,877	100%	$31,192	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no impaired securities at March 31, 2012 and December 31, 2011. During the first quarter of 2011, the Company had previously recorded fair value adjustments totaling $41 thousand which reduced the cost basis of certain investments deemed impaired at March 31, 2011. Such investment securities were disposed of during the second quarter of 2011 with minimal gain. There were no investment securities sold or disposed of during the three months ended March 31, 2012 and 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no gains or losses recognized on the net exercise of warrants during the three months ended March 31, 2012. By comparison, the Company recognized an approximate $42 thousand gain on the net exercise of warrants during the first quarter of 2011.

Other (expense) income, net:

Other (expense) income, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other (expense) income, net for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Foreign currency (loss) gain	$(3)	$3
Change in fair value of interest rate swap contracts	—	3
	$(3)	$6

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2012, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016. There were no impaired notes at March 31, 2012 and December 31, 2011. Likewise, as of the same dates, there were no notes placed in non-accrual status.

As of March 31, 2012, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2012	$620
Year ending December 31, 2013	558
2014	229
2015	166
2016	188
1,761
Less: portion representing unearned interest income	(215)
1,546
Unamortized initial direct costs	2
Notes receivable, net	$1,548

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
IDC amortization – notes receivable	$1	$1
IDC amortization – lease assets	6	9
Total	$7	$10

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$19	$46	$174	$—	$—	$239
Reversal of provision	(19)	(36)	(114)	—	—	(169)
Balance December 31, 2011	—	10	60	—	—	70
Reversal of provision	—	(8)	(48)	—	—	(56)
Balance March 31, 2012	$—	$2	$12	$—	$—	$14

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,548[1]	$13,561[2]	$15,109
Ending balance: individually evaluated for impairment	$1,548	$13,561	$15,109
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.
[2]	Includes $35 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,721[3]	$13,891[4]	$15,612
Ending balance: individually evaluated for impairment	$1,721	$13,891	$15,612
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $39 of unamortized initial direct costs.

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

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$547	$642	$13,447	$13,754
Special mention	999	1,076	79	98
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,546	$1,718	$13,526	$13,852

At March 31, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,546	$1,546	$—
Finance leases	—	—	1	1	13,525	13,526	1
Total	$—	$—	$1	$1	$15,071	$15,072	$1

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,718	$1,718	$—
Finance leases	4	—	7	11	13,841	13,852	7
Total	$4	$—	$7	$11	$15,559	$15,570	$7

The Company did not carry an impairment reserve on its financing receivables at both March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$15,657	$503	$(931)	$15,229
Net investment in direct financing leases	13,852	(7)	(319)	13,526
Assets held for sale or lease, net	1,628	(555)	—	1,073
Initial direct costs, net of accumulated amortization of $76 at March 31, 2012 and $78 at December 31, 2011	55	—	(6)	49
Total	$31,192	$(59)	$(1,256)	$29,877

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $931 thousand and $1.3 million for the respective three months ended March 31, 2012 and 2011.

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation, other	$16,205	$—	$—	$16,205
Transportation, rail	11,900	—	—	11,900
Materials handling	9,169	—	(718)	8,451
Marine vessels	7,258	—	—	7,258
Manufacturing	2,368	—	—	2,368
Natural gas compressors	1,671	—	—	1,671
Construction	1,584	—	1,700	3,284
Agriculture	1,151	—	—	1,151
Other	84	—	(11)	73
	51,390	—	971	52,361
Less accumulated depreciation	(35,733)	(931)	(468)	(37,132)
Total	$15,657	$(931)	$503	$15,229

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 17% and 18% of the assets’ original cost at March 31, 2012 and December 31, 2011, respectively.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $9 thousand and $47 thousand during the respective first quarters of 2012 and 2011.

Direct financing leases:

As of March 31, 2012 and December 31, 2011, investment in direct financing leases primarily consists of mining, materials handling equipment and research equipment. The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$20,584	$21,780
Estimated residual values of leased equipment (unguaranteed)	3,637	3,644
Investment in direct financing leases	24,221	25,424
Less unearned income	(10,695)	(11,572)
Net investment in direct financing leases	$13,526	$13,852

There was no investment in direct financing lease assets in non-accrual status at March 31, 2012 and December 31, 2011. However, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$3,675	$3,495	$7,170
Year ending December 31, 2013	3,347	4,505	7,852
2014	2,014	4,450	6,464
2015	1,215	4,450	5,665
2016	378	3,684	4,062
2017	350	—	350
Thereafter	410	—	410
	$11,389	$20,584	$31,973

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$210	$227
Asset management fees to Managing Member and/or affiliates	154	192
	$364	$419

7. Non-recourse debt:

At March 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $23.3 million over the remaining lease terms; and the carrying value of the pledged assets is $16.8 million. The notes mature from 2015 through 2017.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2012	$3,032	$939	$3,971
Year ending December 31, 2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$20,416	$3,234	$23,650

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

9. Commitments and Contingencies:

At March 31, 2012, the Company had no commitments to purchase lease assets or fund new loans.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

As of March 31, 2012 and December 31, 2011, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during three months ended March 31, 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2012	2011
Distributions declared	$1,808	$1,808
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15

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

The Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis at March 31, 2012 and December 31, 2011. However, during the first three quarters of 2011, the company did record adjustments to reflect the fair value of impaired assets. Amounts reflected at December 31, 2011 are indicative of the fair value of existing impaired assets as of such date.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

The measurement methodologies are as follows:

Impaired operating lease and off-lease equipment

The Company had no fair value adjustments relative to impaired equipment as of March 31, 2012 and December 31, 2011. During the first three quarters of 2011, the Company had recorded fair value adjustments of $65 thousand which reduced the cost basis of certain off-lease equipment deemed impaired at September 30, 2011. The aforementioned fair value adjustments were all non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments relative to impaired investment securities as of March 31, 2012 and December 31, 2011.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2011 (in thousands):

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,892	$5,892	$—	$—	$5,892
Notes receivable, net	1,548	—	—	1,548	1,548
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	20,416	—	—	21,508	21,508

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,593	$5,593
Notes receivable, net	1,721	1,721
Investment in securities	—	—
Financial liabilities:
Non-recourse debt	21,394	22,674

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

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net income of $1.6 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The results for the first quarter of 2012 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 decreased by $51 thousand, or 1%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in direct financing lease revenues and gain on sale or disposition of investment securities offset, in part, by increases in operating lease revenues and gain on sales of lease assets.

Direct financing lease revenues declined by $260 thousand primarily due to run-off of the portfolio, and the early termination of a direct financing lease contract at the end of the second quarter of 2011. Gain on sale or disposition of securities decreased by $42 thousand as the prior year period included gains from the disposition of warrants relative to certain notes receivable. By comparison, there were no warrants sold or disposed of during the current year period.

The aforementioned decreases in revenues were partially offset by a $180 thousand increase in operating lease revenues and a $79 thousand increase in gain on sales of lease assets. Operating lease revenues increased largely due to incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011, and higher rental income from the Fund’s vessel which was in drydock status for a portion of the prior year period. Such increases in operating lease revenues were partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation. Gain on sales of lease assets increased primarily as a result of a period over period increase in volume and a change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2012 decreased by $439 thousand, or 18%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, provision for losses on investment securities, and management fees paid to AFS offset, in part, by increases in the net provision for credit losses and other expense.

The decrease in depreciation expense totaled $355 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the first quarter of 2011. Interest expense was reduced by $66 thousand mainly due to an approximate $4.1 million net decrease in outstanding borrowings since March 31, 2011.

Moreover, the provision for losses on investment in securities declined by $41 thousand due to a first quarter 2011 fair value adjustment on an investment as a result of an approximate 66% reduction in valuation as determined by cash payments received in a private transaction whereby the Fund liquidated its warrant position. There were no fair value adjustments on investment securities during the current year period. Finally, management fees paid to AFS decreased by $38 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in the net provision for credit losses and in other expense totaling $42 thousand and $32 thousand, respectively. The net provision for credit losses increased largely due to a period over period decrease in recovery of amounts previously reserved. Other expense increased mainly due to higher management fees paid to a third party manager resulting from increased marine vessel activity, higher state tax and franchise fees, and printing expenses offset, in part, by lower property taxes and storage fees.

Other

The Company recorded other expense, net totaling $3 thousand for the three months ended March 31, 2012 as compared to other income, net of $6 thousand for the three months ended March 31, 2011. The $9 thousand unfavorable variance represents the impact of a $6 thousand unfavorable change in foreign currency translation transactions and the absence of a $3 thousand prior year period gain from the fair valuation of interest rate swap contracts which terminated in August 2011.

The unfavorable change in foreign currency transaction gains and losses was due to the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $5.9 million and $5.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$2,487	$2,685
Investing activities	745	934
Financing activities	(2,933)	(3,050)
Net increase in cash and cash equivalents	$299	$569

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the first quarters of 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $254 thousand and $460 thousand of proceeds from sales or dispositions of equipment and investment securities during the first quarters of 2012 and 2011, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.0 million for each of the first quarters of 2012 and 2011. Cash was also used to partially pay down $1.0 million and $1.1 million of debt during the respective first quarters of 2012 and 2011; and, to pay invoices related to management fees and expenses. During the first quarter of 2011, the Company used $442 thousand to pay for capitalized improvements on its marine vessel.

Non-Recourse Long-Term Debt

As of March 31, 2012, the Company had non-recourse long-term debt totaling $20.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, the Company had no commitments to purchase lease assets or fund new loans.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 9, 2012

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