Form 10-Q
period 2012-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2012-08-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,644	$5,593
Accounts receivable, net of allowance for doubtful accounts of $13 at June 30, 2012 and $70 at December 31, 2011	767	900
Notes receivable, net of unearned interest income of $187 and allowance for credit losses of $54 at June 30, 2012 and net of unearned interest income of $255 at December 31, 2011	1,310	1,721
Prepaid expenses and other assets	58	36
Investment in securities	5	—
Investments in equipment and leases, net of accumulated depreciation of $42,231 at June 30, 2012 and $41,511 at December 31, 2011	28,616	31,192
Total assets	$36,400	$39,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$25	$76
Other	454	467
Deposits due lessees	49	49
Non-recourse debt	19,422	21,394
Unearned operating lease income	393	259
Total liabilities	20,343	22,245
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,057	17,197
Total Members’ capital	16,057	17,197
Total liabilities and Members’ capital	$36,400	$39,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$2,206	$2,323	$4,673	$4,610
Direct financing leases	852	1,125	1,729	2,262
Interest on notes receivable	28	65	68	136
Gain on sales of lease assets	27	435	222	551
Unrealized gain on securities	—	—	5	—
Gain on sale or disposition of securities	12	31	12	73
Other revenue	20	47	66	75
Total revenues	3,145	4,026	6,775	7,707
Expenses:
Depreciation of operating lease assets	803	1,283	1,734	2,569
Asset management fees to Managing Member	152	183	306	375
Acquisition expense	—	—	—	(2)
Cost reimbursements to Managing Member	201	224	411	451
Provision (reversal of provision) for credit losses	53	(54)	(3)	(152)
Impairment losses	54	—	54	—
Provision for losses on investment in securities	—	—	—	41
Amortization of initial direct costs	6	9	13	19
Interest expense	324	389	664	795
Professional fees	30	14	85	82
Outside services	10	9	23	19
Insurance	24	35	47	31
Marine vessel maintenance and other operating costs	217	135	408	338
Other	133	170	259	264
Total operating expenses	2,007	2,397	4,001	4,830
Other expense, net	(2)	(6)	(5)	—
Net income	$1,136	$1,623	$2,769	$2,877
Net income:
Managing Member	$146	$146	$293	$293
Other Members	990	1,477	2,476	2,584
	$1,136	$1,623	$2,769	$2,877
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.12	$0.21	$0.21
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	12,055,016	$19,645	$—	$19,645
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,785	586	5,371
Balance December 31, 2011	12,055,016	17,197	—	17,197
Distributions to Other Members ($0.30 per Unit)	—	(3,616)	—	(3,616)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	2,476	293	2,769
Balance June 30, 2012	12,055,016	$16,057	$—	$16,057

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$1,136	$1,623	$2,769	$2,877
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(27)	(435)	(222)	(551)
Unrealized gain on securities	—	—	(5)	—
Gain on sales or disposition of securities	(12)	(31)	(12)	(73)
Depreciation of operating lease assets	803	1,283	1,734	2,569
Amortization of initial direct costs	6	9	13	19
Provision (reversal of provision) for credit losses	53	(54)	(3)	(152)
Impairment losses	54	—	54	—
Provision for losses on investment in securities	—	—	—	41
Gain on interest rate swap contracts	—	(1)	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	128	138	190	171
Prepaid expenses and other assets	(19)	(6)	(22)	9
Accounts payable, Managing Member	(43)	(1)	(51)	(40)
Accounts payable, other	(45)	(539)	(13)	(296)
Deposits due lessees	—	—	—	(41)
Unearned operating lease income	45	(88)	134	54
Net cash provided by operating activities	2,079	1,898	4,566	4,583
Investing activities:
Purchases and improvements to operating leases	—	—	—	(442)
Proceeds from sales of lease assets	81	2,116	335	2,526
Proceeds from sales or dispositions of securities	12	18	12	68
Payments of initial direct costs	—	—	—	(2)
Principal payments received on direct financing leases	344	703	663	1,423
Principal payments received on notes receivable	184	199	356	397
Net cash provided by investing activities	621	3,036	1,366	3,970
Financing activities:
Repayments under receivables funding program	—	(142)	—	(320)
Repayments of non-recourse debt	(994)	(931)	(1,972)	(1,848)
Distributions to Other Members	(1,808)	(1,808)	(3,616)	(3,616)
Distributions to Managing Member	(146)	(146)	(293)	(293)
Net cash used in financing activities	(2,948)	(3,027)	(5,881)	(6,077)
Net (decrease) increase in cash and cash equivalents	(248)	1,907	51	2,476
Cash and cash equivalents at beginning of period	5,892	3,351	5,593	2,782
Cash and cash equivalents at end of period	$5,644	$5,258	$5,644	$5,258
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$329	$395	$675	$806
Cash paid during the period for taxes	$108	$132	$117	$132
Schedule of non-cash transactions:
Securities acquired through net exercise of warrants	$5	$34	$5	$34

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2012, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2012 and 2011 and long-lived tangible assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$6,484	96%	$7,254	94%
United Kingdom	120	2%	248	3%
Canada	171	2%	205	3%
Total International	291	4%	453	6%
Total	$6,775	100%	$7,707	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$27,991	98%	$30,424	97%
United Kingdom	150	1%	182	1%
Canada	475	1%	586	2%
Total International	625	2%	768	3%
Total	$28,616	100%	$31,192	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no impaired securities at June 30, 2012 and December 31, 2011. During the first quarter of 2011, the Company had recorded fair value adjustments totaling $41 thousand which reduced the cost basis of certain investments deemed impaired at March 31, 2011. Such investment securities were disposed of during the second quarter of 2011 with minimal gain. There were no investment securities sold or disposed of during the three and six months ended June 30, 2012. By comparison, net losses of $3 thousand and $10 thousand were realized on sales or dispositions of investment securities during the three and six months ended June 30, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company recognized an approximate $12 thousand gain on the net exercise of warrants for both the three and six months ended June 30, 2012. By comparison, gains realized on the net exercise of warrants totaled $34 thousand and $83 thousand for the respective three and six months ended June 30, 2011.

Other expense, net:

Other expense, net consists of gains and losses on interest rate swap contracts, and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency loss	$(2)	$(7)	$(5)	$(4)
Change in fair value of interest rate swap contracts	—	1	—	4
Total	$(2)	$(6)	$(5)	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2012, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

At June 30, 2012, the Company deemed a certain note to be impaired and recorded a fair value adjustment of $54 thousand, which reduced the cost basis of the impaired note to $196 thousand. Such note is the only loan on non-accrual at June 30, 2012. There were neither impaired notes nor notes placed on non-accrual status at December 31, 2011.

As of June 30, 2012, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2012	$409
Year ending December 31, 2013	558
2014	229
2015	165
2016	188
1,549
Less: portion representing unearned interest income	(187)
1,362
Unamortized initial direct costs	2
Less: allowance for credit losses	(54)
Notes receivable, net	$1,310

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$—	$1	$1	$2
IDC amortization – lease assets	6	8	12	17
Total	$6	$9	$13	$19

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$19	$46	$174	$—	$—	$239
Reversal of provision	(19)	(36)	(114)	—	—	(169)
Balance December 31, 2011	—	10	60	—	—	70
(Reversal of provision) provision	—	(10)	(47)	54	—	(3)
Balance June 30, 2012	$—	$—	$13	$54	$—	$67

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,364[1]	$13,213[2]	$14,577
Ending balance: individually evaluated for impairment	$1,364	$13,213	$14,577
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.
[2]	Includes $31 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,721[3]	$13,891[4]	$15,612
Ending balance: individually evaluated for impairment	$1,721	$13,891	$15,612
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $39 of unamortized initial direct costs.

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$191	$642	$13,127	$13,754
Special mention	921	1,076	55	98
Substandard	250	—	—	—
Doubtful	—	—	—	—
Total	$1,362	$1,718	$13,182	$13,852

At June 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,362	$1,362	$—
Finance leases	1	31	—	32	13,150	13,182	—
Total	$1	$31	$—	$32	$14,512	$14,544	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,718	$1,718	$—
Finance leases	4	—	7	11	13,841	13,852	7
Total	$4	$—	$7	$11	$15,559	$15,570	$7

As discussed in Note 3, one of the Company’s notes receivable was deemed impaired at June 30, 2012. Accordingly, the Company recorded a fair value adjustment of $54 thousand to reduce the cost basis of the impaired note to $196 thousand, and placed the note on non-accrual status. As of June 30, 2012, the account receivable associated with the impaired note was current. The Company did not carry an impairment reserve on its financing receivables at December 31, 2011.

At June 30, 2012, there were no investments in financing receivables past due more than 90 days. As of December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$15,657	$487	$(1,734)	$14,410
Net investment in direct financing leases	13,852	(7)	(663)	13,182
Assets held for sale or lease, net	1,628	(647)	—	981
Initial direct costs, net of accumulated amortization of $82 at June 30, 2012 and $78 at December 31, 2011	55	—	(12)	43
Total	$31,192	$(167)	$(2,409)	$28,616

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2012, the Company deemed certain operating off-lease equipment to be impaired. Accordingly, the Company recorded fair value adjustments totaling $54 thousand which reduced the cost basis of the equipment. There were no impairment losses recorded during the first quarter of 2012. Likewise, there were no impairment losses recorded during the three and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $803 thousand and $1.3 million for the respective three months ended June 30, 2012 and 2011, and was $1.7 million and $2.6 million for the respective six months ended June 30, 2012 and 2011. All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions & Impairment Losses	Balance June 30, 2012
Transportation, other	$16,205	$—	$—	$16,205
Transportation, rail	11,900	—	(12)	11,888
Materials handling	9,169	—	(788)	8,381
Marine vessels	7,258	—	—	7,258
Construction	1,584	—	1,700	3,284
Manufacturing	2,368	—	(51)	2,317
Natural gas compressors	1,671	—	—	1,671
Agriculture	1,151	—	—	1,151
Other	84	—	(11)	73
	51,390	—	838	52,228
Less accumulated depreciation	(35,733)	(1,734)	(351)	(37,818)
Total	$15,657	$(1,734)	$487	$14,410

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 16% and 18% of the assets’ original cost at June 30, 2012 and December 31, 2011, respectively. There were no operating leases placed in non-accrual status as of June 30, 2012 and December 31, 2011.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $8 thousand and $54 thousand during the respective three months ended June 30, 2012 and 2011. Such revenues totaled $17 thousand and $102 thousand for the respective six months ended June 30, 2012 and 2011.

Direct financing leases:

As of June 30, 2012 and December 31, 2011, investment in direct financing leases primarily consists of mining, materials handling equipment and research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$19,388	$21,780
Estimated residual values of leased equipment (unguaranteed)	3,637	3,644
Investment in direct financing leases	23,025	25,424
Less unearned income	(9,843)	(11,572)
Net investment in direct financing leases	$13,182	$13,852

There was no investment in direct financing lease assets in non-accrual status at June 30, 2012 and December 31, 2011. However, at December 31, 2011, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$2,508	$2,299	$4,807
Year ending December 31, 2013	3,940	4,505	8,445
2014	2,527	4,450	6,977
2015	1,287	4,450	5,737
2016	378	3,684	4,062
2017	350	—	350
Thereafter	410	—	410
	$11,400	$19,388	$30,788

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$201	$224	$411	$451
Asset management fees to Managing Member and/or affiliates	152	183	306	375
	$353	$407	$717	$826

7. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $22.0 million over the remaining lease terms; and the carrying value of the pledged assets is $16.3 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$2,038	$610	$2,648
Year ending December 31, 2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$19,422	$2,905	$22,327

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

9. Commitments and Contingencies:

At June 30, 2012, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

As of June 30, 2012 and December 31, 2011, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and six months ended June 30, 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributions declared	$1,808	$1,808	$3,616	$3,616
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15	$0.30	$0.30

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

The Company had no assets or liabilities that require measurement at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

During the first six months of 2012, the Company recorded non-recurring adjustments to reflect the fair value of certain off-lease equipment and a note receivable deemed impaired at June 30, 2012. During the first six months of 2011, the Company recorded a non-recurring adjustment to an impaired investment security. Additional non-recurring adjustments were subsequently recorded through December 31, 2011 to reflect the fair value of impaired off-lease equipment. Amounts at June 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. During the three and six months ended June 30, 2012, the Company recorded $54 thousand of fair value adjustments to reduce the cost basis of a note deemed impaired at June 30, 2012. Such adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no impairment losses recorded during the first six months of 2011, and through December 31, 2011.

Impaired off-lease equipment

During the three and six months ended June 30, 2012, the Company recorded $54 thousand of fair value adjustments which reduced the fair value of certain off-lease equipment deemed impaired at June 30, 2012. There were no such adjustments during the three and six months ended June 30, 2011. However, the Company subsequently recorded fair value adjustments of $65 thousand to reduce the cost bases of certain off-lease equipment deemed impaired at September 30, 2011. Such adjustments remained the only fair value adjustments through December 31, 2011 and were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company did not record any fair value adjustments relative to impaired investment securities during the first six months of 2012.

During the first two quarters of 2011, the Company had recorded a fair value adjustment of $41 thousand which reduced the cost basis of an investment security deemed impaired at March 31, 2011. The non-recurring fair value adjustment was a result of an approximate 66% reduction in valuation based upon cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification,

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

the fair value of the impaired investment is classified within Level 3 of the valuation hierarchy as the third party’s valuation of the investee included significant inputs that are unobservable in the market. The impaired security was disposed of during the second quarter of 2011. There were no additional fair value adjustments recorded against investment securities through December 31, 2011.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$94	$—	$—	$94
Impaired notes receivable, net	196	—	—	196

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$88	$—	$—	$88

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,644	$5,644	$—	$—	$5,644
Notes receivable, net	1,310	—	—	1,310	1,310
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	19,422	—	—	20,537	20,537

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,593	$5,593
Notes receivable, net	1,721	1,721
Financial liabilities:
Non-recourse debt	21,394	22,674

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

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had net income of $1.1 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 decreased by $881 thousand, or 22%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in gain on sales of lease assets, direct financing lease revenues and operating lease revenues.

Gain on sales of lease assets decreased by $408 thousand largely as a result of a period over period decline in volume and a change in the mix of assets sold. Direct financing lease revenues declined by $273 thousand primarily due to run-off of the portfolio, and the early termination of a significant direct financing lease contract at the end of the second quarter of 2011. Operating lease revenues decreased by $117 thousand mainly due to the impact of continued run-off and dispositions of lease assets, consistent with a Fund in liquidation, and the period over period decrease in usage-based rental income. Such decreases in operating lease revenues were partially offset by incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011.

Expenses

Total expenses for the second quarter of 2012 decreased by $390 thousand, or 16%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, other expense, and management fees paid to AFS offset, in part, by increases in the net provision for credit losses, marine vessel maintenance and other operating costs, and impairment losses.

The decrease in depreciation expense totaled $480 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the second quarter of 2011. Interest expense was reduced by $65 thousand mainly due to an approximate $4.0 million net decrease in outstanding borrowings since June 30, 2011.

Moreover, other expense decreased by $37 thousand mainly due to lower management fees paid to a third party manager, freight and shipping costs, and printing expenses. Such decreases in other expense were partially offset by higher railcar maintenance costs and state tax and franchise fees. Finally, management fees paid to AFS decreased by $31 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in the net provision for credit losses, marine vessel maintenance and other operating costs, and impairment losses totaling $107 thousand, $82 thousand and $54 thousand, respectively. The net provision for credit losses increased largely due to a $54 thousand second quarter 2012 fair value adjustment related to an impaired note, combined with a period over period decrease in recovery of amounts previously reserved. Marine vessel maintenance and other operating costs was higher as a result of increased costs of engine maintenance; and, impairment losses on equipment increased as a result of fair value adjustments relative to certain off-lease equipment deemed impaired by the Company at June 30, 2012. There were no such adjustments during the prior year period.

Other

The Company recorded other expense, net totaling $2 thousand and $6 thousand for the three months ended June 30, 2012 and 2011, respectively. The $4 thousand favorable variance represents the impact of a $5 thousand favorable change in foreign currency translation transactions offset, in part, by the absence of a $1 thousand prior year period gain from the fair valuation of interest rate swap contracts which terminated in August 2011.

The favorable change in foreign currency transaction gains and losses was due to the period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net income of $2.8 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The results for the first half of 2012 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 decreased by $932 thousand, or 12%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in direct financing lease revenues, gain on sale of lease assets, interest on notes receivable and gain on sale or disposition of securities offset, in part, by an increase in operating lease revenues.

Direct financing lease revenues declined by $533 thousand primarily due to run-off of the portfolio, and the early termination of a significant direct financing lease contract at the end of the second quarter of 2011. Gain on sales of lease assets decreased by $329 thousand largely as a result of a period over period decline in volume and a change in the mix of assets sold. Interest on notes receivable was reduced by $68 thousand as result of continued run-off of the notes receivable portfolio. Finally, gain on sale or disposition of securities decreased by $61 thousand largely due to a decline in warrant activity during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $63 thousand increase in operating lease revenues. Such increase was largely due to incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011 offset, in part, by the impact of continued run-off and dispositions of lease assets and the period over period decrease in usage-based rental income.

Expenses

Total expenses for the first half of 2012 decreased by $829 thousand, or 17%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, and asset management fees paid to AFS offset, in part, by increases in the provision for losses on investment securities, marine vessel maintenance and other operating costs, and impairment losses.

The decrease in depreciation expense totaled $835 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2011. Interest expense was reduced by $131 thousand mainly due to an approximate $4.0 million net decrease in outstanding borrowings since June 30, 2011; and, management fees paid to AFS decreased by $69 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in the net provision for credit losses, marine vessel maintenance and other operating costs, and in impairment losses totaling $149 thousand, $70 thousand and $54 thousand, respectively. The net provision for credit losses increased largely due to a period over period decrease in recovery of amounts previously reserved, and a $54 thousand second quarter 2012 fair value adjustment related to an impaired note. Marine vessel maintenance and other operating costs was higher as a result of increased vessel activity; and, impairment losses on equipment increased as a result of fair value adjustments relative to certain off-lease equipment deemed impaired by the Company at June 30, 2012. There were no such adjustments during the prior year period.

Other

The Company recorded other expense, net totaling $5 thousand for the six months ended June 30, 2012 as compared to none during the prior year period. The current period expense represents an unfavorable change in foreign currency translation transactions, as a result of the strength of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.6 million at both June 30, 2012 and December 31, 2011. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$2,079	$1,898	$4,566	$4,583
Investing activities	621	3,036	1,366	3,970
Financing activities	(2,948)	(3,027)	(5,881)	(6,077)
Net (decrease) increase in cash and cash equivalents	$(248)	$1,907	$51	$2,476

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $93 thousand and $2.1 million of proceeds from sales or dispositions of equipment and investment securities during the second quarters of 2012 and 2011, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.0 million for each of the second quarters of 2012 and 2011. Cash was also used to partially pay down $1.0 million and $1.1 million of debt during the respective second quarters of 2012 and 2011; and, to pay invoices related to management fees and expenses.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the first half of 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $347 thousand and $2.6 million of proceeds from sales or dispositions of equipment and investment securities during the first six months of 2012 and 2011, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $3.9 million for each of the first six months of 2012 and 2011. Cash was also used to partially pay down $2.0 million and $2.2 million of debt during the respective six months ended June 30, 2012 and 2011; and, to pay invoices related to management fees and expenses. During the first half of 2011, the Company used $442 thousand to pay for capitalized improvements on its marine vessel.

Non-Recourse Long-Term Debt

As of June 30, 2012, the Company had non-recourse long-term debt totaling $19.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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