Form 10-Q
period 2012-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2012-11-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,022	$5,593
Accounts receivable, net of allowance for doubtful accounts of $5 at September 30, 2012 and $70 at December 31, 2011	1,316	900
Notes receivable, net of unearned interest income of $162 and allowance for credit losses of $54 at September 30, 2012 and net of unearned interest income of $255 at December 31, 2011	1,122	1,721
Prepaid expenses and other assets	73	36
Investment in securities	5	—
Investments in equipment and leases, net of accumulated depreciation of $41,123 at September 30, 2012 and $41,511 at December 31, 2011	27,223	31,192
Total assets	$34,761	$39,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$40	$76
Other	428	467
Deposits due lessees	49	49
Non-recourse debt	18,411	21,394
Unearned operating lease income	234	259
Total liabilities	19,162	22,245
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,599	17,197
Total Members’ capital	15,599	17,197
Total liabilities and Members’ capital	$34,761	$39,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$2,126	$2,468	$6,799	$7,078
Direct financing leases	821	908	2,550	3,170
Interest on notes receivable	24	59	92	195
Gain on sales of lease assets	28	89	250	640
Gain from settlement of lease asset casualty	350	—	350	—
Unrealized gain on securities	—	—	5	—
(Loss) gain on sale or disposition of securities and warrants	—	(2)	12	71
Other revenue	47	62	113	137
Total revenues	3,396	3,584	10,171	11,291
Expenses:
Depreciation of operating lease assets	813	1,208	2,547	3,777
Asset management fees to Managing Member and/or affiliates	157	201	463	576
Acquisition expense	—	—	—	(2)
Cost reimbursements to Managing Member and/or affiliates	191	218	602	669
(Reversal of provision) provision for credit losses	(8)	57	(11)	(95)
Impairment losses	18	65	72	65
Provision for losses on investment in securities	—	—	—	41
Amortization of initial direct costs	6	9	19	28
Other management fees	23	24	68	66
Interest expense	308	373	972	1,168
Professional fees	45	13	130	95
Outside services	10	13	33	32
Insurance	22	18	69	49
Marine vessel maintenance and other operating costs	242	196	650	534
Other	71	67	285	289
Total operating expenses	1,898	2,462	5,899	7,292
Other expense, net	—	(7)	(5)	(7)
Net income	$1,498	$1,115	$4,267	$3,992
Net income:
Managing Member	$147	$147	$440	$440
Other Members	1,351	968	3,827	3,552
	$1,498	$1,115	$4,267	$3,992
Net income per Limited Liability Company Unit (Other Members)	$0.11	$0.08	$0.32	$0.29
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	12,055,016	$19,645	$—	$19,645
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,785	586	5,371
Balance December 31, 2011	12,055,016	17,197	—	17,197
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	3,827	440	4,267
Balance September 30, 2012	12,055,016	$15,599	$—	$15,599

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$1,498	$1,115	$4,267	$3,992
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(28)	(89)	(250)	(640)
Gain from settlement of lease asset casualty	(350)	—	(350)	—
Unrealized gain on securities	—	—	(5)	—
Loss (gain) on sales or disposition of securities	—	2	(12)	(71)
Depreciation of operating lease assets	813	1,208	2,547	3,777
Amortization of initial direct costs	6	9	19	28
(Reversal of provision) provision for credit losses	(8)	57	(11)	(95)
Impairment losses	18	65	72	65
Provision for losses on investment in securities	—	—	—	41
Gain on interest rate swap contracts	—	(1)	—	(5)
Changes in operating assets and liabilities:
Due to affiliates	—	3	—	3
Accounts receivable	(101)	(45)	89	126
Prepaid expenses and other assets	(15)	15	(37)	24
Accounts payable, Managing Member	15	21	(36)	(19)
Accounts payable, other	(26)	18	(39)	(278)
Deposits due lessees	—	—	—	(41)
Unearned operating lease income	(159)	(74)	(25)	(20)
Net cash provided by operating activities	1,663	2,304	6,229	6,887
Investing activities:
Purchases and improvements to operating leases	—	—	—	(442)
Proceeds from sales of lease assets	143	235	478	2,761
Proceeds from sales or dispositions of securities	—	32	12	100
Payments of initial direct costs	—	—	—	(2)
Principal payments received on direct financing leases	352	285	1,015	1,708
Principal payments received on notes receivable	187	204	543	601
Net cash provided by investing activities	682	756	2,048	4,726
Financing activities:
Repayments under receivables funding program	—	(95)	—	(415)
Repayments of non-recourse debt	(1,011)	(946)	(2,983)	(2,794)
Distributions to Other Members	(1,809)	(1,809)	(5,425)	(5,425)
Distributions to Managing Member	(147)	(147)	(440)	(440)
Net cash used in financing activities	(2,967)	(2,997)	(8,848)	(9,074)
Net (decrease) increase in cash and cash equivalents	(622)	63	(571)	2,539
Cash and cash equivalents at beginning of period	5,644	5,258	5,593	2,782
Cash and cash equivalents at end of period	$5,022	$5,321	$5,022	$5,321
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$313	$378	$988	$1,184
Cash paid during the period for taxes	$7	$—	$124	$132
Schedule of non-cash transactions:
Amount due from settlement of lease asset casualty	$440	$—	$440	$—

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2012, 12,055,016 Units remain issued and outstanding.

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

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2012 and 2011 and long-lived tangible assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Nine Months Ended September 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$9,668	95%	$10,652	94%
United Kingdom	257	3%	338	3%
Canada	246	2%	301	3%
Total International	503	5%	639	6%
Total	$10,171	100%	$11,291	100%

	As of September 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$26,624	98%	$30,424	97%
United Kingdom	149	0%	182	1%
Canada	450	2%	586	2%
Total International	599	2%	768	3%
Total	$27,223	100%	$31,192	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no impaired securities at September 30, 2012 and December 31, 2011. During the first nine months of 2011, the Company had recorded fair value adjustments totaling $41 thousand which reduced the cost basis of certain investments deemed impaired at March 31, 2011. Such investment securities were disposed of during the third quarter of 2011 with minimal gain. There were no investment securities sold or disposed of during the three and nine months ended September 30, 2012. By comparison, the Company recognized $2 thousand and $12 thousand of losses on sales and dispositions of investment securities during the three and nine months ended September 30, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no warrants exercised during the three months ended September 30, 2012 and 2011. During the previous six months of 2012 and 2011, the Company had recorded respective gains of $12 thousand and $83 thousand on the net exercise of certain warrants.

Other expense, net:

Other expense, net consists of gains and losses on interest rate swap contracts, and foreign exchange transactions. The table below details the Company’s other expense, net for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency loss	$—	$(8)	$(5)	$(12)
Change in fair value of interest rate swap contracts	—	1	—	5
	$—	$(7)	$(5)	$(7)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2012, the original terms of the notes receivable are from 36 to 120 months and bear interest at rates ranging from 8.42% to 16.22%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

During the first six months of 2012, the Company deemed a certain note to be impaired and recorded a fair value adjustment of $54 thousand, which reduced the cost basis of the impaired note. There were no additional adjustments recorded during the three months ended September 2012. Such note is the only loan on non-accrual at September 30, 2012 and has a cost basis of $147 thousand as of the same date. There were neither impaired notes nor notes placed on non-accrual status at December 31, 2011.

As of September 30, 2012, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2012	$196
Year ending December 31, 2013	558
2014	229
2015	165
2016	188
1,336
Less: portion representing unearned interest income	(162)
1,174
Unamortized initial direct costs	2
Less: allowance for credit losses	(54)
Notes receivable, net	$1,122

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$—	$1	$1	$3
IDC amortization – lease assets	6	8	18	25
Total	$6	$9	$19	$28

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$19	46	174	$—	$—	$239
Reversal of Provision	(19)	(36)	(114)	—	—	(169)
Balance December 31, 2011	—	10	60	—	—	70
(Reversal of provision) provision	—	(10)	(55)	54	—	(11)
Balance September 30, 2012	$—	$—	$5	$54	$—	$59

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,176[1]	$12,843[2]	$14,019
Ending balance: individually evaluated for impairment	$1,176	$12,843	$14,019
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.
[2]	Includes $27 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,721[3]	$13,891[4]	$15,612
Ending balance: individually evaluated for impairment	$1,721	$13,891	$15,612
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $39 of unamortized initial direct costs.

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

At September 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$333	$642	$12,777	$13,754
Special mention	841	1,076	39	98
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,174	$1,718	$12,816	$13,852

At September 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,174	$1,174	$—
Finance leases	7	—	2	9	12,807	12,816	2
Total	$7	$—	$2	$9	$13,981	$13,990	$2

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,718	$1,718	$—
Finance leases	4	—	7	11	13,841	13,852	7
Total	$4	$—	$7	$11	$15,559	$15,570	$7

As discussed in Note 3, the Company recorded a $54 thousand fair value adjustment during the first six months of 2012 to reduce the cost basis of an impaired note. There was no additional adjustment recorded during the current quarter. As of September 30, 2012, the account receivable associated with the impaired note was current. The Company did not carry an impairment reserve on its financing receivables at December 31, 2011.

As of September 30, 2012 and December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$15,657	$735	$(2,547)	$13,845
Net investment in direct financing leases	13,852	(21)	(1,015)	12,816
Assets held for sale or lease, net	1,628	(1,103)	—	525
Initial direct costs, net of accumulated amortization of $77 at September 30, 2012 and $78 at December 31, 2011	55	—	(18)	37
Total	$31,192	$(389)	$(3,580)	$27,223

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended September 30, 2012, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments totaling $18 thousand which reduced the cost basis of the equipment. Such adjustments were in addition to the $54 thousand of adjustments previously recorded during the first six months of 2012. By comparison, during the third quarter of 2011, the Company recorded fair value adjustments totaling $65 thousand to reduce the cost basis of certain impaired off-lease equipment. Such adjustments represent total impairment losses during the first nine months of 2011.

As of September 30, 2012 and December 31, 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $813 thousand and $1.2 million for the respective three months ended September 30, 2012 and 2011, and was $2.5 million and $3.8 million for the respective nine months ended September 30, 2012 and 2011. All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions & Impairment Losses	Balance September 30, 2012
Transportation, other	$16,205	$—	$1,024	$17,229
Transportation, rail	11,900	—	(80)	11,820
Materials handling	9,169	—	(960)	8,209
Marine vessels	7,258	—	—	7,258
Manufacturing	2,368	—	(51)	2,317
Natural gas compressors	1,671	—	—	1,671
Construction	1,584	—	1,705	3,289
Agriculture	1,151	—	—	1,151
Other	84	—	(43)	41
	51,390	—	1,595	52,985
Less accumulated depreciation	(35,733)	(2,547)	(860)	(39,140)
Total	$15,657	$(2,547)	$735	$13,845

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 16% and 18% of the assets’ original cost at September 30, 2012 and December 31, 2011, respectively. There were no operating leases placed in non-accrual status as of September 30, 2012 and December 31, 2011.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $7 thousand and $59 thousand during the respective three months ended September 30, 2012 and 2011. Such revenues totaled $24 thousand and $161 thousand for the respective nine months ended September 30, 2012 and 2011.

During the third quarter of 2012, certain operating lease equipment suffered a total casualty loss. Pursuant to the lease agreement, the Company recorded a receivable totaling $440 thousand, of which $350 thousand represents calculated gain on the casualty loss. The receivable represent a combination of proceeds for the value of the lost asset and related lost revenue for the remaining term of the lease.

Direct financing leases:

As of September 30, 2012 and December 31, 2011, investment in direct financing leases primarily consists of mining, materials handling equipment and research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$18,272	$21,780
Estimated residual values of leased equipment (unguaranteed)	3,574	3,644
Investment in direct financing leases	21,846	25,424
Less unearned income	(9,030)	(11,572)
Net investment in direct financing leases	$12,816	$13,852

There was no investment in direct financing lease assets in non-accrual status at September 30, 2012 and December 31, 2011. However, at December 31, 2011, the Company has certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$1,212	$1,155	$2,367
Year ending December 31, 2013	4,210	4,533	8,743
2014	2,760	4,450	7,210
2015	1,403	4,450	5,853
2016	378	3,684	4,062
2017	350	—	350
Thereafter	410	—	410
	$10,723	$18,272	$28,995

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$191	$218	$602	$669
Asset management fees to Managing Member and/or affiliates	157	201	463	576
	$348	$419	$1,065	$1,245

7. Non-recourse debt:

At September 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $20.7 million over the remaining lease terms; and the carrying value of the pledged assets is $15.8 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2012	$1,027	$296	$1,323
Year ending December 31, 2013	4,279	1,015	5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$18,411	$2,591	$21,002

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

9. Commitments and Contingencies:

At September 30, 2012, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial date for this dispute had been rescheduled several times; however, the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees: - (continued)

Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

11. Members’ capital:

As of September 30, 2012 and December 31, 2011, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and nine months ended September 30, 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributions declared	$1,809	$1,809	$5,425	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15	$0.45	$0.45

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

The Company had no assets or liabilities that require measurement at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

During the three and nine months ended September 30, 2012, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease equipment and notes receivable. By comparison, during the third quarter 2011, the Company recorded fair value adjustments to only reflect the fair value of impaired off-lease equipment. In the previous six months of 2011, the Company had recorded a non-recurring adjustment to an impaired investment security. Amounts at September 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. The Company had previously recorded $54 thousand of fair value adjustments to reduce the cost basis of a note deemed impaired during the first six months of 2012. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no additional adjustments during the three months ended September 30, 2012. In addition, there were no impairment losses recorded on notes receivable during the first nine months of 2011, and through December 31, 2011.

Impaired off-lease equipment

During the three and nine months ended September 30, 2012, the Company recorded $18 thousand and $72 thousand of fair value adjustments which reduced the fair value of certain impaired off-lease equipment. By comparison, during the third quarter of 2011, the Company recorded $65 thousand of fair value adjustments to impaired off-lease equipment. There were no fair value adjustments recorded during the previous six months. The adjustments for both fiscal periods were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company did not record any fair value adjustments relative to impaired investment securities during the first nine months of 2012.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$14	$—	$—	$14
Impaired notes receivable, net	147	—	—	147

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$88	$—	$—	$88

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,022	$5,022	$—	$—	$5,022
Notes receivable, net	1,122	—	—	1,122	1,122
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	18,411	—	—	19,460	19,460

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,593	$5,593
Notes receivable, net	1,721	1,721
Financial liabilities:
Non-recourse debt	21,394	22,674

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

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Company had net income of $1.5 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 reflect a decrease in total operating expenses partially offset by a decrease in total operating revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 decreased by $188 thousand, or 5%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, gain on sales of lease assets and in interest earned on the notes receivable. Such decreases in revenues were partially offset by a gain from settlement of a lease asset casualty.

Operating lease revenues decreased by $342 thousand mainly due to the impact of continued run-off and dispositions of lease assets, consistent with a Fund in liquidation, and the period over period decrease in usage-based rental income. Such decreases in operating lease revenues were partially offset by incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011. Direct financing lease revenues declined by $87 thousand primarily due to run-off of the portfolio. Gain on sales of lease assets was reduced by $61 thousand largely due to a decrease in volume and a change in the mix of assets sold; and, interest on notes receivable was reduced by $35 thousand as result of continued run-off of the notes receivable portfolio.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand gain realized on settlement of a casualty claim relative to a total loss on a leased helicopter.

Expenses

Total expenses for the third quarter of 2012 decreased by $564 thousand, or 23%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, the provision for credit losses, impairment losses, and management fees paid to AFS. Such decreases in expenses were partially offset by an increase in marine vessel maintenance and other operating costs.

The decrease in depreciation expense totaled $395 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the third quarter of 2011. Interest expense was reduced by $65 thousand mainly due to an approximate $3.9 million net decrease in outstanding borrowings since September 30, 2011.

In addition, the provision for credit losses decreased by $65 thousand mainly due to a period over period decline in delinquent receivables. Impairment losses declined by $47 thousand due to lower fair value adjustments recorded on impaired off-lease equipment; and, management fees paid to AFS decreased by $44 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $46 thousand increase in marine vessel maintenance and other operating costs. Such increase was largely a result of increased costs of engine maintenance which commenced during the second quarter of 2012.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Company had net income of $4.3 million and $4.0 million for the nine months ended September 30, 2012 and 2011, respectively. The results for the first nine months of 2012 reflect a decrease in total operating expenses offset, in part, by a decrease in total operating revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 decreased by $1.1 million, or 10%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in direct financing lease revenues, gain on sales of lease assets, operating lease revenues, interest on notes receivable and in gain on sale or disposition of securities. Such decreases in revenues were partially offset by a gain from settlement of a lease asset casualty.

Direct financing lease revenues declined by $620 thousand primarily due to run-off of the portfolio, and the early termination of a significant direct financing lease contract at the end of the second quarter of 2011. Gain on sales of lease assets decreased by $390 thousand largely due to a reduction in volume and a change in the mix of assets sold. Operating lease revenues decreased by $279 thousand mainly due to the impact of continued run-off and dispositions of lease assets and the period over period decrease in usage-based rental income. Such decreases in operating lease revenues were partially offset by incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011.

In addition, interest on notes receivable was reduced by $103 thousand as result of continued run-off of the notes receivable portfolio; and, gain on sale or disposition of securities decreased by $59 thousand largely due to a decline in warrant activity during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand gain realized on settlement of a casualty claim relative to a total loss on a leased helicopter.

Expenses

Total expenses for the first nine months of 2012 decreased by $1.4 million, or 19%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees to AFS and costs reimbursed to AFS. Such decreases in expenses were partially offset by increases in marine vessel maintenance and other operating costs, and in the provision for losses.

The decrease in depreciation expense totaled $1.2 million and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since September 30, 2011. Interest expense was reduced by $196 thousand mainly due to an approximate $3.9 million net decrease in outstanding borrowings since September 30, 2011. Moreover, management fees paid to AFS decreased by $113 thousand largely due to the continued decline in managed assets and related rents; and, costs reimbursed to AFS declined by $67 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a Fund in liquidation.

Partially offsetting the aforementioned decreases in expenses were increases in marine vessel maintenance and other operating costs, and in the provision for credit losses totaling $116 thousand and $84 thousand, respectively. Marine vessel maintenance and other operating costs was higher as a result of increased vessel activity and costs of engine maintenance; and, the net provision for credit losses increased largely due to a period over period decrease in recovery of amounts previously reserved, and a $54 thousand second quarter 2012 fair value adjustment related to an impaired note.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.0 million and $5.6 million at September 30, 2012 and December 31, 2011, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,663	$2,304	$6,229	$6,887
Investing activities	682	756	2,048	4,726
Financing activities	(2,967)	(2,997)	(8,848)	(9,074)
Net (decrease) increase in cash and cash equivalents	$(622)	$63	$(571)	$2,539

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $143 thousand and $267 thousand of proceeds from sales or dispositions of equipment and investment securities during the third quarters of 2012 and 2011, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.0 million for each of the respective third quarters of 2012 and 2011. Cash was also used to pay down $1.0 million of debt during each of the respective third quarters of 2012 and 2011; and, to pay invoices related to management fees and expenses.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the first nine months of 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $490 thousand and $2.9 million of proceeds from sales or dispositions of equipment and investment securities during the first nine months of 2012 and 2011, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $5.9 million for each of the respective first nine months of 2012 and 2011. Cash was also used to pay down $3.0 million and $3.2 million of debt during the respective nine months ended September 30, 2012 and 2011; and, to pay invoices related to management fees and expenses. During the first nine months of 2011, the Company used $442 thousand to pay for capitalized improvements on its marine vessel.

Non-Recourse Long-Term Debt

As of September 30, 2012, the Company had non-recourse long-term debt totaling $18.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial date for this dispute had been rescheduled several times; however, the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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