Form 10-K
period 2012-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2013-03-14
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-50210

ATEL Capital Equipment Fund IX, LLC

(Exact name of registrant as specified in its charter)

California	94-3375584
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2012, 12,055,016 Units remain issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction was determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There was no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However, the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. There can be no assurance that such financing will continue to be available to the Company in the future.

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

Narrative Description of Business

The Company has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It was the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2012, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company also had investments in notes receivable of which $965 thousand remained outstanding at December 31, 2012.

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

During 2012 and 2011, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.2 million and $3.5 million for 2012 and 2011, respectively, or 26% of the Company’s total leasing and lending revenues for both years. These percentages are not expected to be comparable in future periods.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$27,323	$3,597	$30,672
Mining equipment	21,103	6,454	24,502
Aviation	12,612	9,681	8,575
Construction	12,106	3,056	10,048
Computers	6,255	746	5,912
Transportation, other	5,189	554	5,842
Manufacturing	5,036	1,306	5,274
Marine vessels	1,025	—	1,058
Transportation, rail	274	188	181
Other	5,002	2,227	4,235
	$95,925	$27,809	$96,299

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

For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2012 and 2011, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2012, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$3,719	$264	$3,255
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Aircraft	536	440	732
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	528	197	432
	$8,666	$1,267	$7,944

For further information regarding the Company’s notes receivable portfolio as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 3,089 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2012. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2012. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $2.08 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2012 and 2011. The rate for each distribution was $0.15 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2012	2011
Net income per Unit, based on weighted average Units outstanding	$0.41	$0.40
Return of investment	0.19	0.20
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.60	0.60
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.60	$0.60
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Mining	23%	25%
Transportation, rail	18%	14%
Marine transportation/Transportation, other	13%	*
Manufacturing	*	19%
Health care	*	13%
*	Less than 10%

During 2012 and 2011, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.2 million and $3.5 million for 2012 and 2011, respectively, or 26% of the Company’s total leasing and lending revenues for both years. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 85% and 89% as of December 31, 2012 and 2011, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2012 versus 2011

The Company had net income of $5.6 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively. The net results for 2012 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to prior year.

Revenues

Total revenues for 2012 decreased by $1.6 million, or 10%, as compared to prior year. The net reduction in total revenues was primarily a result of decreases in direct financing lease revenues, operating lease revenues, gain on sales of lease assets, interest on notes receivable and in gain on sale or disposition of securities. Such decreases in revenues were partially offset by a gain from settlement of a lease asset casualty.

Direct financing lease revenues declined by $717 thousand primarily due to run-off of the portfolio, and the early termination of a significant direct financing lease contract at the end of the second quarter of 2011. Operating lease revenues decreased by $490 thousand mainly due to the impact of continued run-off and dispositions of lease assets and the decrease in usage-based rental income. Such decreases in operating lease revenues were partially offset by incremental revenue from certain off-lease equipment that were leased in the third quarter of 2011.

Moreover, gain on sales of lease assets decreased by $460 thousand largely due to a reduction in volume and a change in the mix of assets sold. Interest on notes receivable was reduced by $112 thousand as result of continued run-off of the notes receivable portfolio; and, gain on sale or disposition of securities decreased by $74 thousand largely due to a year over year decline in warrant activity.

Partially offsetting the aforementioned decreases in revenues was a $350 thousand gain realized on settlement of a casualty claim relative to a total loss on a leased helicopter.

Expenses

Total expenses for 2012 decreased by $1.8 million, or 18%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees to AFS and costs reimbursed to AFS. Such decreases in expenses were partially offset by increases in the provision for credit losses and in marine vessel maintenance and other operating costs.

The decrease in depreciation expense totaled $1.7 million and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since December 31, 2011. Interest expense was reduced by $261 thousand mainly due to an approximate $4.0 million net decrease in outstanding borrowings since December 31, 2011. Moreover, management fees paid to AFS decreased by $127 thousand largely due to the continued decline in managed assets and related rents; and, costs reimbursed to AFS declined by $53 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a Fund in liquidation.

Partially offsetting the aforementioned decreases in expenses were increases in the provision for credit losses and in marine vessel maintenance and other operating costs totaling $208 thousand and $171 thousand, respectively. The net provision for credit losses increased largely due to a year over year decrease in recovery of amounts previously reserved, and a $54 thousand second quarter 2012 fair value adjustment related to an impaired note. Marine vessel maintenance and other operating costs were higher as a result of increased vessel activity and costs of engine maintenance.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $5.2 million and $5.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$8,250	$8,945
Investing activities	3,203	5,856
Financing activities	(11,829)	(11,990)
Net (decrease) increase in cash and cash equivalents	$(376)	$2,811

2012 versus 2011

During 2012 and 2011, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $689 thousand and $3.5 million of proceeds from sales or dispositions of equipment and investment securities for the respective years ended December 31, 2012 and 2011; and, received $440 thousand of proceeds from the settlement of a casualty claim relative to a total loss on a leased helicopter during the current year.

During each of 2012 and 2011, cash was primarily used to pay $7.8 million of distributions to both the Other Members and the Managing Member and to pay down $4.0 million and $4.2 million of debt. Cash was also used to pay invoices related to management fees and expenses during both years. During 2011, the Company used $442 thousand to pay for capitalized improvements on its marine vessel.

Non-Recourse Long-Term Debt

As of December 31, 2012, the Company had non-recourse long-term debt totaling $17.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$5,217	$5,593
Accounts receivable, net of allowance for doubtful accounts of $55 at December 31, 2012 and $70 at December 31, 2011	880	900
Notes receivable, net of unearned interest income of $123 and allowance for credit losses of $54 at December 31, 2012 and net of unearned interest income of $255 at December 31, 2011	965	1,721
Prepaid expenses and other assets	59	36
Investment in securities	5	—
Investments in equipment and leases, net of accumulated depreciation of $39,698 at December 31, 2012 and $41,511 at December 31, 2011	26,065	31,192
Total assets	$33,191	$39,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$69	$76
Other	454	467
Deposits due lessees	49	49
Non-recourse debt	17,384	21,394
Unearned operating lease income	295	259
Total liabilities	18,251	22,245
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,940	17,197
Total Members’ capital	14,940	17,197
Total liabilities and Members’ capital	$33,191	$39,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$8,934	$9,424
Direct financing leases	3,345	4,062
Interest on notes receivable	132	244
Gain on sales of lease assets and early termination of notes receivable	377	837
Gain from settlement of lease asset casualty	350	—
Unrealized gain on securities	5	—
Gain on sale or disposition of securities and warrants	16	90
Other revenue	142	201
Total revenues	13,301	14,858
Expenses:
Depreciation of operating lease assets	3,273	4,927
Asset management fees to Managing Member and/or affiliates	592	719
Acquisition expense	—	(2)
Cost reimbursements to Managing Member and/or affiliates	835	888
Provision (reversal of provision) for credit losses	39	(169)
Impairment losses	71	65
Provision for losses on investment in securities	—	41
Amortization of initial direct costs	25	38
Other management fees	94	91
Interest expense	1,263	1,524
Professional fees	147	133
Outside services	55	47
Insurance	92	81
Marine vessel maintenance and other operating costs	887	716
Other	358	383
Total operating expenses	7,731	9,482
Other expense, net	(8)	(5)
Net income	$5,562	$5,371
Net income:
Managing Member	$586	$586
Other Members	4,976	4,785
	$5,562	$5,371
Net income per Limited Liability Company Unit (Other Members)	$0.41	$0.40
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	12,055,016	$19,645	$—	$19,645
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,785	586	5,371
Balance December 31, 2011	12,055,016	17,197	—	17,197
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,976	586	5,562
Balance December 31, 2012	12,055,016	$14,940	$—	$14,940

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$5,562	$5,371
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(377)	(837)
Gain from settlement of lease asset casualty	(350)	—
Unrealized gain on securities	(5)	—
Gain on sales or disposition of securities	(16)	(90)
Depreciation of operating lease assets	3,273	4,927
Amortization of initial direct costs	25	38
Provision (reversal of provision) for credit losses	39	(169)
Impairment losses	71	65
Provision for losses on investment in securities	—	41
Gain on interest rate swap contracts	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	35	270
Prepaid expenses and other assets	(23)	3
Accounts payable, Managing Member	(7)	(6)
Accounts payable, other	(13)	(426)
Deposits due lessees	—	(41)
Unearned operating lease income	36	(196)
Net cash provided by operating activities	8,250	8,945
Investing activities:
Purchases and improvements to operating leases	—	(442)
Proceeds from sales of lease assets and early termination of notes receivable	673	3,374
Proceeds from settlement of lease asset casualty	440	—
Proceeds from sales or dispositions of securities	16	119
Payments of initial direct costs	—	(2)
Principal payments received on direct financing leases	1,374	2,008
Principal payments received on notes receivable	700	799
Net cash provided by investing activities	3,203	5,856
Financing activities:
Repayments under receivables funding program	—	(415)
Repayments of non-recourse debt	(4,010)	(3,756)
Distributions to Other Members	(7,233)	(7,233)
Distributions to Managing Member	(586)	(586)
Net cash used in financing activities	(11,829)	(11,990)
Net (decrease) increase in cash and cash equivalents	(376)	2,811
Cash and cash equivalents at beginning of year	5,593	2,782
Cash and cash equivalents at end of year	$5,217	$5,593
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,285	$1,545
Cash paid during the year for taxes	$139	$139

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2012, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2012 and 2011 and long-lived assets as of December 31, 2012 and 2011 (dollars in thousands):

	For the year ended December 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$12,653	95%	$14,023	94%
United Kingdom	361	3%	438	3%
Canada	287	2%	397	3%
Total International	648	5%	835	6%
Total	$13,301	100%	$14,858	100%

	As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$25,571	98%	$30,424	97%
Canada	340	1%	586	2%
United Kingdom	154	1%	182	1%
Total International	494	2%	768	3%
Total	$26,065	100%	$31,192	100%

Derivative financial instruments:

The Company records all derivatives as either assets or liabilities in the balance sheet, measures those instruments at fair value and recognizes the offsetting gains or losses as adjustments to net income (loss). Credit exposure from derivative financial instruments that are assets arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract. All of the Company’s derivative contracts terminated during 2011 (See Note 9).

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the years ended December 31, 2012 and 2011, the Company recognized foreign currency losses totaling $8 thousand and $10 thousand, respectively, which are included in other expense, net for each of the reporting years.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no impaired securities as of December 31, 2012 and 2011. However, the Company had deemed certain investment securities impaired during the first quarter of 2011 and recorded fair value adjustments totaling $41 thousand which reduced the cost basis of such investments. By the third quarter of 2011, the impaired investments were disposed of with minimal gain. The Fund recognized net losses of $11 thousand on sales and dispositions of investment securities during 2011. By comparison, the Fund did not sell or dispose of any investment securities during 2012.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the year, as determined by the Managing Member. At December 31, 2012 and 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2012 and 2011, the Company recognized an approximate $16 thousand and $101 thousand of gains on the net exercise of warrants.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $99 thousand and $110 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$14,940	$17,197
Tax basis of net assets (unaudited)	15,317	16,939
Difference	$(377)	$258

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$5,562	$5,371
Tax adjustments (unaudited):
Adjustment to depreciation expense	(802)	(2,039)
Provision for losses and doubtful accounts	(15)	(169)
Adjustments to revenues/other expenses	1,414	1,835
Adjustments to gain on sales of assets	(87)	2,048
Other	125	101
Income per federal tax return (unaudited)	$6,197	$7,147

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Other expense, net:

Other expense, net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions. The table below details the Company’s other expense, net for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Foreign currency loss	$(8)	$(10)
Change in fair value of interest rate swap contracts	—	5
	$(8)	$(5)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Mining	23%	25%
Transportation, rail	18%	14%
Marine transportation/Transportation, other	13%	*
Manufacturing	*	19%
Health care	*	13%
*	Less than 10%

During 2012 and 2011, one lessee generated a significant portion of the Company’s total leasing and lending revenues. With significant defined as greater than 10%, The Sabine Mining Company’s lease revenues to the Company approximated $3.2 million and $3.5 million for 2012 and 2011, respectively, or 26% of the Company’s total leasing and lending revenues for both years. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2012, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

During the second quarter of 2012, a note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $54 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, such estimated impairment remained unchanged. As of such date, the note reflects a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively. Just prior to the end

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. There were no notes in non-accrual status as of December 31, 2012, and no notes impaired or in non-accrual status as of December 31, 2011.

As of December 31, 2012, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2013	558
2014	229
2015	166
2016	188
1,141
Less: portion representing unearned interest income	(123)
1,018
Unamortized initial direct costs	1
Less: allowance for credit losses	(54)
Notes receivable, net	$965

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
IDC amortization – notes receivable	$2	$5
IDC amortization – lease assets	23	33
Total	$25	$38

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$19	$46	$174	$—	$—	$239
Reversal of provision	(19)	(36)	(114)	—	—	(169)
Balance December 31, 2011	—	10	60	—	—	70
(Reversal of provision) provision	—	(3)	(12)	54	—	39
Balance December 31, 2012	$—	$7	$48	$54	$—	$109

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

As of December 31, 2012 and 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,019 [1]	$12,477 [2]	$13,496
Ending balance: individually evaluated for impairment	$1,019	$12,477	$13,496
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[1]	Includes $1 of unamortized initial direct costs.
[2]	Includes $24 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,721 [3]	$13,891 [4]	$15,612
Ending balance: individually evaluated for impairment	$1,721	$13,891	$15,612
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[3]	Includes $3 of unamortized initial direct costs.
[4]	Includes $39 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2012	2011	2012	2011
Pass	$259	$642	$12,426	$13,754
Special mention	759	1,076	27	98
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,018	$1,718	$12,453	$13,852

As of December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	117	171	54	190	19
Total	$117	$171	$54	$190	$19

There were no impaired loans at December 31, 2011.

As of December 31, 2012 and 2011, the investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,018	$1,018	$—
Finance leases	22	—	1	23	12,430	12,453	1
Total	$22	$—	$1	$23	$13,448	$13,471	$1

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,718	$1,718	$—
Finance leases	4	—	7	11	13,841	13,852	7
Total	$4	$—	$7	$11	$15,559	$15,570	$7

As discussed in Note 4, the Company deemed a note to be impaired and recorded a fair value adjustment of $54 thousand during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, such estimated impairment remained unchanged. As of the same date, the note reflects a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. There were no notes in non-accrual status as of December 31, 2012, and no notes impaired or in non-accrual status as of December 31, 2011.

As of December 31, 2012 and 2011, certain net investments in financing receivables, with related accounts receivable past due more than 90 days, were still on an accrual basis based upon management’s assessment of the collectability of such receivables. However, the related accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$15,657	$(1,098)	$(3,268)	$11,291
Net investment in direct financing leases	13,852	(25)	(1,374)	12,453
Assets held for sale or lease, net	1,628	666	(5)	2,289
Initial direct costs, net of accumulated amortization of $82 and $78 at December 31, 2012 and 2011, respectively	55	—	(23)	32
Total	$31,192	$(457)	$(4,670)	$26,065

For the years ended December 31, 2012 and 2011, IDC amortization expense related to operating leases and direct financing leases was $23 thousand and $33 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. In both 2012 and 2011, the Company deemed certain equipment to be impaired and recorded fair value adjustments of approximately $71 thousand and $65 thousand, respectively, to reduce the cost basis of such assets. As of December 31, 2012 and 2011, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $3.3 million and $4.9 million for the respective years ended December 31, 2012 and 2011. All of the leased property was acquired during the years 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance. December 31, 2011	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2012
Transportation, other	$16,205	$—	$(5,766)	$10,439
Transportation, rail	11,900	—	(9)	11,891
Marine vessels	7,258	—	1,700	8,958
Materials handling	9,169	—	(6,230)	2,939
Manufacturing	2,368	—	(312)	2,056
Natural gas compressors	1,671	—	—	1,671
Construction	1,584	—	—	1,584
Agriculture	1,151	—	—	1,151
Other	84	—	(38)	46
	51,390	—	(10,655)	40,735
Less accumulated depreciation	(35,733)	(3,268)	9,557	(29,444)
Total	$15,657	$(3,268)	$(1,098)	$11,291

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 16% and 18% of the assets’ original cost at December 31, 2012 and 2011, respectively. There were no operating leases placed in non-accrual status as of December 31, 2012 and 2011.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $32 thousand and $201 thousand during the years ended December 31, 2012 and 2011, respectively.

During the third quarter of 2012, certain operating lease equipment suffered a total casualty loss. Pursuant to the lease agreement, the Company recorded a receivable totaling $440 thousand, of which $350 thousand represents calculated gain on the casualty loss. The receivable represents a combination of proceeds for the value of the lost asset and related lost revenue for the remaining term of the lease.

Direct financing leases:

As of December 31, 2012, investment in direct financing leases consists of materials handling, research, mining and construction equipment. As of December 31, 2011, such investment consists of materials handling and mining equipment as well as office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Total minimum lease payments receivable	$17,118	$21,780
Estimated residual values of leased equipment (unguaranteed)	3,569	3,644
Investment in direct financing leases	20,687	25,424
Less unearned income	(8,234)	(11,572)
Net investment in direct financing leases	$12,453	$13,852

There was no investment in direct financing lease assets in non-accrual status at December 31, 2012 and 2011. However, at both December 31, 2012 and 2011, the Company had certain direct financing leases with related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, the related receivables were fully reserved and included in the allowance for doubtful accounts presented in Note 5.

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$4,261	$4,534	$8,795
2014	2,715	4,450	7,165
2015	1,403	4,450	5,853
2016	378	3,684	4,062
2017	350	—	350
Thereafter	410	—	410
	$9,517	$17,118	$26,635

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$835	$888
Asset management fees to Managing Member and/or affiliates	592	719
	$1,427	$1,607

8. Non-recourse debt:

At December 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $19.4 million over the remaining lease terms; and the carrying value of the pledged assets is $15.3 million. The notes mature from 2015 through 2017.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	$4,279	$1,015	$5,294
2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$17,384	$2,295	$19,679

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

10. Commitments and contingencies:

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

As of December 31, 2012 and 2011, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2012	2011
Distributions declared	$7,233	$7,233
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.60	$0.60

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

The Company had no assets or liabilities that require measurement at fair value on a recurring basis at December 31, 2012 and 2011.

During 2012, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease equipment and notes receivable. By comparison, during 2011, the Company recorded fair value adjustments to reflect the fair value of impaired off-lease equipment and an impaired investment security. Amounts at December 31, 2012 and 2011 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. During 2012, the Company had recorded $54 thousand of fair value adjustments to reduce the cost basis of a note deemed impaired. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no impairment losses recorded on notes receivable during 2011.

Impaired off-lease equipment

During 2012 and 2011, the Company recorded $71 thousand and $65 thousand, respectively, of fair value adjustments which reduced the fair value of certain impaired off-lease equipment. The adjustments for both fiscal years were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company did not record any fair value adjustments relative to impaired investment securities during 2012.

During the first quarter of 2011, the Company had recorded a fair value adjustment of $41 thousand which reduced the cost basis of an investment security deemed impaired at March 31, 2011. The non-recurring fair value adjustment was a result of an approximate 66% reduction in valuation based upon cash payments received in a private transaction whereby the Fund liquidated its warrant position. Such transaction was pursuant to the investee’s acquisition by a third party. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment is classified within Level 3 of the valuation hierarchy as the third party’s valuation of the investee included significant inputs that are unobservable in the market. The impaired security was disposed of during the second quarter of 2011. There were no additional fair value adjustments recorded against investment securities through December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$2	$—	$—	$2
Impaired notes receivable, net	117	—	—	117

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease assets	$88	$—	$—	$88

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$—	$—	$5,217
Notes receivable, net	965	—	—	965	965
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	17,384	—	—	18,302	18,302

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,593	$5,593
Notes receivable, net	1,721	1,721
Financial liabilities:
Non-recourse debt	21,394	22,674

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2012 and 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$62	$86
Other	—	1
	$62	$87

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

(31.1)         Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)         Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)         Certification pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)         Certification pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(101.INS)*     XBRL Instance Document

(101.SCH)*      XBRL Taxonomy Extension Schema Document

(101.CAL)*      XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*      XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*      XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*      XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.

Exhibit 14.1

ATEL CAPITAL EQUIPMENT FUND IX, LLC

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL AND OPERATING OFFICER

A. SCOPE

This Code of Ethics is applicable to ATEL Capital Equipment Fund IX, LLC (“Fund IX”), including the Chief Executive Officer and Chief Financial and Operating Officer of its Manager, ATEL Financial Services, LLC (“AFS”), or persons acting in such capacity (collectively the “Covered Officers”) on behalf of Fund IX, referred to herein as the “Company.”

Accordingly, under the Securities and Exchange Commission’s interpretation of its disclosure rules, the Board of Directors of AFS functions as the de facto audit committee for the Company with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Board of Directors shall have oversight responsibility over the activities of the Company for purposes of this Code of Ethics.

B. PURPOSE

The Company is proud of the values with which it conducts business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company’s commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company’s employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company’s commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company honor this commitment.

C. ETHICS STANDARDS

1. Honest and Ethical Conduct

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, for personal gain, self-deal, or take advantage of any corporate opportunities. They shall act on behalf of the Company free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company’s General Counsel or a member of the Company’s Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company’s Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for the Company, that AFS as managing member of the Company has certain inherent conflicts of interest. The provisions of the Company’s Operating Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage the Company’s affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to the Company as its manager. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of the Company’s Operating Agreement, and which are consistent with AFS’s fiduciary duty to the Company, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company and in other public communications made by the Company, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company’s independent public auditors or investors.

4. Legal Compliance

In conducting the business of the Company, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS

1. Reporting Known or Suspected Violations

The Covered Officers will promptly bring to the attention of the Company’s General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company’s General Counsel will investigate reports of violations and the findings communicated to the Company’s Board of Directors.

2. Accountability for Violations

If the Company’s Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company.

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean L. Cash, certify that:

1.	I have reviewed this annual report on Form 10-K of ATEL Capital Equipment Fund IX, LLC;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2013

/s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paritosh K. Choksi, certify that:

1.	I have reviewed this annual report on Form 10-K of ATEL Capital Equipment Fund IX, LLC;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ATEL Capital Equipment Fund IX, LLC (the “Company”) on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dean L. Cash, President and Chief Executive Officer of ATEL Financial Services, LLC, Managing Member of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2013

/s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ATEL Capital Equipment Fund IX, LLC (the “Company”) on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paritosh K. Choksi, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC, Managing Member of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.