Form 10-Q
period 2013-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2013-05-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,091	$5,217
Accounts receivable, net of allowance for doubtful accounts of $55 at March 31, 2013 and $55 at December 31, 2012	768	880
Notes receivable, net of unearned interest income of $98 and allowance for credit losses of $0 at March 31, 2013 and net of unearned interest income of $123 and allowance for credit losses of $54 as of December 31, 2012	750	965
Prepaid expenses and other assets	54	59
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $32,791 at March 31, 2013 and $39,698 at December 31, 2012	24,419	26,065
Total assets	$31,087	$33,191
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$68	$69
Other	453	454
Deposits due lessees	49	49
Non-recourse debt	16,341	17,384
Unearned operating lease income	217	295
Total liabilities	17,128	18,251
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,959	14,940
Total Members’ capital	13,959	14,940
Total liabilities and Members’ capital	$31,087	$33,191

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,442	$2,467
Direct financing leases	770	877
Interest on notes receivable	20	40
Gain on sales of lease assets and early termination of notes receivable	230	195
Unrealized gain on securities	—	5
Gain on sale or disposition of securities and warrants	1	—
Other revenue	109	46
Total revenues	2,572	3,630
Expenses:
Depreciation of operating lease assets	687	931
Asset management fees to Managing Member and/or affiliates	94	154
Cost reimbursements to Managing Member and/or affiliates	183	210
Reversal of provision for credit losses	—	(56)
Amortization of initial direct costs	5	7
Other management fees	13	—
Interest expense	274	340
Professional fees	50	55
Outside services	14	13
Insurance	16	23
Marine vessel maintenance and other operating costs	102	191
Railcar and equipment maintenance	59	24
Franchise fees and state taxes	40	42
Other	62	60
Total operating expenses	1,599	1,994
Other income (expense), net	1	(3)
Net income	$974	$1,633
Net income:
Managing Member	$147	$147
Other Members	827	1,486
	$974	$1,633
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.12
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2013
(in thousands, except per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	12,055,016	$17,197	$—	$17,197
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,976	586	5,562
Balance December 31, 2012	12,055,016	14,940	—	14,940
Distributions to Other Members ($0.15 per Unit)	—	(1,808)	—	(1,808)
Distributions to Managing Member	—	—	(147)	(147)
Net income	—	827	147	974
Balance March 31, 2013 (Unaudited)	12,055,016	$13,959	$—	$13,959

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$974	$1,633
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(230)	(195)
Unrealized gain on securities	—	(5)
Gain on sales or disposition of securities	(1)	—
Depreciation of operating lease assets	687	931
Amortization of initial direct costs	5	7
Reversal of provision for credit losses	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	112	61
Prepaid expenses and other assets	5	(2)
Accounts payable, Managing Member	(1)	(8)
Accounts payable, other	(1)	32
Unearned operating lease income	(78)	89
Net cash provided by operating activities	1,472	2,487
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	892	254
Proceeds from sales or dispositions of securities	1	—
Principal payments received on direct financing leases	379	319
Principal payments received on notes receivable	128	172
Net cash provided by investing activities	1,400	745
Financing activities:
Repayments of non-recourse debt	(1,043)	(978)
Distributions to Other Members	(1,808)	(1,808)
Distributions to Managing Member	(147)	(147)
Net cash used in financing activities	(2,998)	(2,933)
Net (decrease) increase in cash and cash equivalents	(126)	299
Cash and cash equivalents at beginning of period	5,217	5,593
Cash and cash equivalents at end of period	$5,091	$5,892
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$280	$346
Cash paid during the period for taxes	$—	$9

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2013, 12,055,016 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2013 and 2012 and long-lived tangible assets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$2,505	97%	$3,418	94%
Canada	64	3%	96	3%
United Kingdom	3	0%	116	3%
Total International	67	3%	212	6%
Total	$2,572	100%	$3,630	100%

	As of March 31,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$24,007	99%	$25,571	98%
Canada	320	1%	340	1%
United Kingdom	92	0%	154	1%
Total International	412	1%	494	2%
Total	$24,419	100%	$26,065	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at March 31, 2013 and December 31, 2012 nor investment securities sold or disposed of during the three months ended March 31, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. Likewise, gains recognized on the net exercise of certain warrants during the first quarter of 2013 were nominal. There were no warrants exercised during the three months ended March 31, 2012.

Other income (expense), net:

Other income (expense), net for the three months ended March 31, 2013 and 2012 consists solely of gains and losses on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2013, the original terms of the notes receivable are from 36 to 120 months and bear interest at rates ranging from 8.4% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016.

No notes receivable were deemed impaired or in non-accrual status as of March 31, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled termination. This resulted in a gain of $54 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2013, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2013	$264
Year ending December 31, 2014	229
2015	166
2016	188
847
Less: portion representing unearned interest income	(98)
749
Unamortized initial direct costs	1
Notes receivable, net	$750

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	5	6
Total	$5	$7

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$60	$—	$—	$70
(Reversal of provision) provision	—	(3)	(12)	54	—	39
Balance December 31, 2012	—	7	48	54	—	109
(Reversal of provision) provision	—	(1)	1	—	—	—
Asset disposal	—	—	—	(54)	—	(54)
Balance March 31, 2013	$—	$6	$49	$—	$—	$55

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$750[1]	$12,089[2]	$12,839
Ending balance: individually evaluated for impairment	$750	$12,089	$12,839
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs
[2]	Includes $21 of unamortized initial direct costs

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,019[3]	$12,477[4]	$13,496
Ending balance: individually evaluated for impairment	$1,019	$12,477	$13,496
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $1 of unamortized initial direct costs
[4]	Includes $24 of unamortized initial direct costs

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

At March 31, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$701	$259	$12,068	$12,426
Special mention	48	759	—	27
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$749	$1,018	$12,068	$12,453

At March 31, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (excludes initial direct costs) (in thousands):

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$749	$749	$—
Finance leases	—	2	—	2	12,066	12,068	—
Total	$—	$2	$—	$2	$12,815	$12,817	$—

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,018	$1,018	$—
Finance leases	22	—	1	23	12,430	12,453	1
Total	$22	$—	$1	$23	$13,448	$13,471	$1

As discussed in Note 3, no notes receivable were impaired or in non-accrual status as of March 31, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. Accordingly, the note was returned to accrual status effective October 1, 2012. During the first quarter of 2013, the note was settled prior to its scheduled termination. This resulted in a gain of $54 thousand.

As of March 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$11,291	$(312)	$(669)	$10,310
Net investment in direct financing leases	12,453	(6)	(379)	12,068
Assets held for sale or lease, net	2,289	(257)	(18)	2,014
Initial direct costs, net of accumulated amortization of $74 at March 31, 2013 and $82 at December 31, 2012	32	—	(5)	27
Total	$26,065	$(575)	$(1,071)	$24,419

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the respective three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $687 thousand and $931 thousand for the respective three months ended March 31, 2013 and 2012. All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance March 31, 2013
Transportation, rail	$11,891	$—	$12	$11,903
Transportation, other	10,439	—	(2,348)	8,091
Marine vessels	8,958	—	(1,057)	7,901
Materials handling	2,939	—	(228)	2,711
Manufacturing	2,056	—	—	2,056
Natural gas compressors	1,671	—	—	1,671
Construction	1,584	—	(125)	1,459
Agriculture	1,151	—	—	1,151
Other	46	—	6	52
	40,735	—	(3,740)	36,995
Less accumulated depreciation	(29,444)	(669)	3,428	(26,685)
Total	$11,291	$(669)	$(312)	$10,310

The average estimated residual value for assets on operating leases was 18% and 16% of the assets’ original cost at March 31, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of March 31, 2013 and December 31, 2012.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $13 thousand and $9 thousand during the respective three months ended March 31, 2013 and 2012.

Direct financing leases:

As of March 31, 2013 and December 31, 2012, investment in direct financing leases primarily consists of materials handling, research, mining and construction equipment. The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$15,968	$17,118
Estimated residual values of leased equipment (unguaranteed)	3,563	3,569
Investment in direct financing leases	19,531	20,687
Less unearned income	(7,463)	(8,234)
Net investment in direct financing leases	$12,068	$12,453

There was no investment in direct financing lease assets in non-accrual status at March 31, 2013 and December 31, 2012. However, at December 31, 2012, the Company had certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At March 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$3,103	$3,384	$6,487
Year ending December 31, 2014	2,757	4,450	7,207
2015	1,418	4,450	5,868
2016	378	3,684	4,062
2017	350	—	350
2018	182	—	182
Thereafter	228	—	228
	$8,416	$15,968	$24,384

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$183	$210
Asset management fees to Managing Member and/or affiliates	94	154
	$277	$364

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.0 million over the remaining lease terms; and the carrying value of the pledged assets is $14.8 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2013	$3,236	$735	$3,971
Year ending December 31, 2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$16,341	$2,015	$18,356

8. Commitments and Contingencies:

At March 31, 2013, the Company had no commitments to purchase lease assets or fund new loans.

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
(Unaudited)

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

10. Members’ capital:

As of March 31, 2013 and December 31, 2012, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable at the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended March 31, 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2013	2012
Distributions declared	$1,808	$1,808
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15

11. Fair value measurements:

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at March 31, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable and off-lease equipment during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. The Company had no fair value adjustments relative to impaired notes receivable during the three months ended March 31, 2013 and 2012. During the second quarter of 2012, the Company had recorded $54 thousand of fair value adjustments to reduce the cost basis of an impaired note. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. Such estimated impairment remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled termination.

Impaired off-lease equipment

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2013 and 2012. Subsequent to the first quarter of 2012, the Company recorded $71 thousand of fair value adjustments to reduce the fair value of certain impaired off-lease equipment. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$117	$—	$—	$117
Impaired off-lease assets	2	—	—	2

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,091	$5,091	$—	$—	$5 ,091
Notes receivable, net	750	—	—	750	750
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	16,341	—	—	17,155	17,155

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$—	$—	$5,217
Notes receivable, net	965	—	—	965	965
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	17,384	—	—	18,302	18,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward- looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net income of $974 thousand and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. The results for the first quarter of 2013 reflect a decrease in total operating revenues partially offset by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 decreased by $1.1 million, or 29%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues partially offset by an increase in other revenue.

Operating lease revenues decreased by $1.0 million mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets, consistent with a Fund in liquidation; and, direct financing lease revenues declined by $107 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $63 thousand increase in other revenue. Such increase was largely due to fees associated with the termination of the marine vessel lease.

Expenses

Total expenses for the first quarter of 2013 decreased by $395 thousand, or 20%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, interest expense and management fees paid to AFS. Such decreases in expenses were partially offset by a reduction in recovery of accounts receivable amounts previously reserved.

The decrease in depreciation expense totaled $244 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the first quarter of 2012. Marine vessel maintenance and other operating costs declined by $89 thousand largely due to vessel inactivity since the end of the lease term in December 2012.

In addition, interest expense was reduced by $66 thousand mainly due to an approximate $4.1 million net decrease in outstanding borrowings since March 31, 2012; and, management fees paid to AFS decreased by $60 thousand largely due to the continued decline in managed assets and related rents.

A $56 thousand decline in recovery of accounts receivable amounts previously reserved partially offset the above mentioned decreases in expenses incurred during the first quarter of 2013.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.1 million and $5.2 million at March 31, 2013 and December 31, 2012, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$1,472	$2,487
Investing activities	1,400	745
Financing activities	(2,998)	(2,933)
Net (decrease) increase in cash and cash equivalents	$(126)	$299

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $892 thousand and $254 thousand of proceeds from sales or disposition of equipment and early termination of notes receivable during the first quarters of 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.0 million for each of the respective first quarters of 2013 and 2012. Cash was also used to pay down $1.0 million of debt during each of the respective first quarters of 2013 and 2012; and, to pay invoices related to management fees and expenses.

Non-Recourse Long-Term Debt

As of March 31, 2013, the Company had non-recourse long-term debt totaling $16.3 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, the Company had no commitments to purchase lease assets or fund new loans.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2013

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