Form 10-Q
period 2013-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2013-08-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,891	$5,217
Accounts receivable, net of allowance for doubtful accounts of $29 at June 30, 2013 and $55 at December 31, 2012	580	880
Notes receivable, net of unearned interest income of $82 and allowance for credit losses of $0 at June 30, 2013 and net of unearned interest income of $123 and allowance for credit losses of $54 as of December 31, 2012	675	965
Prepaid expenses and other assets	50	59
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $29,343 at June 30, 2013 and $39,698 at December 31, 2012	22,196	26,065
Total assets	$29,397	$33,191
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$52	$69
Other	333	454
Deposits due lessees	49	49
Non-recourse debt	15,280	17,384
Unearned operating lease income	161	295
Total liabilities	15,875	18,251
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,522	14,940
Total Members’ capital	13,522	14,940
Total liabilities and Members’ capital	$29,397	$33,191

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,498	$2,206	$2,940	$4,673
Direct financing leases	743	852	1,513	1,729
Interest on notes receivable	15	28	35	68
Gain on sales of lease assets and early termination of notes receivable	644	27	874	222
Unrealized gain on securities	—	—	—	5
Gain on sales or dispositions of securities and warrants	—	12	1	12
Other revenue	25	20	134	66
Total revenues	2,925	3,145	5,497	6,775
Expenses:
Depreciation of operating lease assets	598	803	1,285	1,734
Asset management fees to Managing Member and/or affiliates	94	152	188	306
Cost reimbursements to Managing Member and/or affiliates	170	201	353	411
(Reversal of provision) provision for credit losses	(26)	53	(26)	(3)
Impairment losses	156	54	156	54
Amortization of initial direct costs	4	6	9	13
Other management fees	7	—	20	—
Interest expense	257	324	531	664
Professional fees	12	30	62	85
Outside services	17	10	31	23
Insurance	16	24	32	47
Marine vessel maintenance and other operating costs	8	217	110	408
Railcar and equipment maintenance	27	37	86	61
Franchise fees and state taxes	30	44	70	86
Other	36	52	98	112
Total operating expenses	1,406	2,007	3,005	4,001
Other expense, net	(2)	(2)	(1)	(5)
Net income	$1,517	$1,136	$2,491	$2,769
Net income:
Managing Member	$146	$146	$293	$293
Other Members	1,371	990	2,198	2,476
	$1,517	$1,136	$2,491	$2,769
Net income per Limited Liability Company Unit (Other Members)	$0.11	$0.08	$0.18	$0.21
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2013
(in thousands, except per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	12,055,016	$17,197	$—	$17,197
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,976	586	5,562
Balance December 31, 2012	12,055,016	14,940	—	14,940
Distributions to Other Members ($0.30 per Unit)	—	(3,616)	—	(3,616)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	2,198	293	2,491
Balance June 30, 2013 (Unaudited)	12,055,016	$13,522	$—	$13,522

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$1,517	$1,136	$2,491	$2,769
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(644)	(27)	(874)	(222)
Unrealized gain on securities	—	—	—	(5)
Gain on sales or dispositions of securities and warrants	—	(12)	(1)	(12)
Depreciation of operating lease assets	598	803	1,285	1,734
Amortization of initial direct costs	4	6	9	13
(Reversal of provision) provision for credit losses	(26)	53	(26)	(3)
Impairment losses	156	54	156	54
Changes in operating assets and liabilities:
Accounts receivable	214	128	326	190
Prepaid expenses and other assets	4	(19)	9	(22)
Accounts payable, Managing Member	(16)	(43)	(17)	(51)
Accounts payable, other	(120)	(45)	(121)	(13)
Unearned operating lease income	(56)	45	(134)	134
Net cash provided by operating activities	1,631	2,079	3,103	4,566
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	1,712	81	2,604	335
Proceeds from sales or dispositions of securities and warrants	—	12	1	12
Principal payments received on direct financing leases	398	344	777	663
Principal payments received on notes receivable	74	184	202	356
Net cash provided by investing activities	2,184	621	3,584	1,366
Financing activities:
Repayments of non-recourse debt	(1,061)	(994)	(2,104)	(1,972)
Distributions to Other Members	(1,808)	(1,808)	(3,616)	(3,616)
Distributions to Managing Member	(146)	(146)	(293)	(293)
Net cash used in financing activities	(3,015)	(2,948)	(6,013)	(5,881)
Net increase (decrease) in cash and cash equivalents	800	(248)	674	51
Cash and cash equivalents at beginning of period	5,091	5,892	5,217	5,593
Cash and cash equivalents at end of period	$5,891	$5,644	$5,891	$5,644
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$262	$329	$542	$675
Cash paid during the period for taxes	$76	$108	$76	$117
Schedule of non-cash transactions:
Securities acquired through net exercise of warrants	$—	$5	$—	$5

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2013, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2013 and 2012 and long-lived tangible assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$5,287	96%	$6,484	96%
Canada	127	2%	120	2%
United Kingdom	83	2%	171	2%
Total International	210	4%	291	4%
Total	$5,497	100%	$6,775	100%

	As of June 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$21,809	99%	$25,571	98%
Canada	300	1%	340	1%
United Kingdom	87	0%	154	1%
Total International	387	1%	494	2%
Total	$22,196	100%	$26,065	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at June 30, 2013 and December 31, 2012 nor investment securities sold or disposed of during the three and six months ended June 30, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no net exercises of warrants during the second quarter of 2013; and, gains recognized on the net exercise of certain warrants during the first six months of 2013 were nominal. By comparison, the Company recognized an approximate $12 thousand gain on the net exercise of warrants for both the three and six months ended June 30, 2012.

Other expense, net:

Other expense, net for the three and six months ended June 30, 2013 and 2012 consists solely of losses on foreign exchange transactions totaling $2 thousand for each of the three months ended June 30, 2013 and 2012, and $1 thousand and $5 thousand for the respective six months ended June 30, 2013 and 2012.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2013, the original terms of the notes receivable are from 36 to 120 months and bear interest at rates ranging from 8.5% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016.

There were no notes receivable deemed impaired or in non-accrual status as of June 30, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

During the third quarter of 2012, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012, and was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2013, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2013	$173
Year ending December 31, 2014	229
2015	166
2016	188
756
Less: portion representing unearned interest income	(82)
674
Unamortized initial direct costs	1
Notes receivable, net	$675

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$—	$—	$—	$1
IDC amortization – lease assets	4	6	9	12
Total	$4	$6	$9	$13

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$60	$—	$—	$70
(Reversal of provision) provision	—	(3)	(12)	54	—	39
Balance December 31, 2012	—	7	48	54	—	109
Reversal of provision	—	—	(26)	—	—	(26)
Asset disposal	—	—	—	(54)	—	(54)
Balance June 30, 2013	$—	$7	$22	$—	$—	$29

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$675[1]	$11,683[2]	$12,358
Ending balance: individually evaluated for impairment	$675	$11,683	$12,358
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs
[2]	Includes $18 of unamortized initial direct costs

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,019[3]	$12,477[4]	$13,496
Ending balance: individually evaluated for impairment	$1,019	$12,477	$13,496
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $1 of unamortized initial direct costs
[4]	Includes $24 of unamortized initial direct costs

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

At June 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$674	$259	$11,665	$12,426
Special mention	—	759	—	27
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$674	$1,018	$11,665	$12,453

At June 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (excludes initial direct costs) (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$674	$674	$—
Finance leases	—	—	—	—	11,665	11,665	—
Total	$—	$—	$—	$—	$12,339	$12,339	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,018	$1,018	$—
Finance leases	22	—	1	23	12,430	12,453	1
Total	$22	$—	$1	$23	$13,448	$13,471	$1

As discussed in Note 3, no notes receivable were impaired or in non-accrual status as of June 30, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

During the third quarter of 2012, all past due amounts on this note were received bringing it current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. During the first quarter of 2013, the note was settled prior to its scheduled maturity resulting in a gain of $54 thousand.

As of June 30, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$11,291	$(486)	$(1,267)	$9,538
Net investment in direct financing leases	12,453	(11)	(777)	11,665
Assets held for sale or lease, net	2,289	(1,302)	(18)	969
Initial direct costs, net of accumulated amortization of $76 at June 30, 2013 and $82 at December 31, 2012	32	—	(8)	24
Total	$26,065	$(1,799)	$(2,070)	$22,196

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During both the second quarters of 2013 and 2012, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments totaling $156 thousand and $54 thousand, respectively, to reduce the cost basis of the equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $598 thousand and $803 thousand for the respective three months ended June 30, 2013 and 2012, and was $1.3 million and $1.7 million for the respective six months ended June 30, 2013 and 2012. All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2013
Transportation, rail	$11,891	$—	$12	$11,903
Marine vessels	8,958	—	(1,058)	7,900
Transportation, other	10,439	—	(2,686)	7,753
Manufacturing	2,056	—	(111)	1,945
Materials handling	2,939	—	(1,110)	1,829
Natural gas compressors	1,671	—	—	1,671
Construction	1,584	—	(125)	1,459
Agriculture	1,151	—	—	1,151
Other	46	—	11	57
	40,735	—	(5,067)	35,668
Less accumulated depreciation	(29,444)	(1,267)	4,581	(26,130)
Total	$11,291	$(1,267)	$(486)	$9,538

The average estimated residual value for assets on operating leases was 18% and 16% of the assets’ original cost at June 30, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of June 30, 2013 and December 31, 2012.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $29 thousand and $8 thousand for the respective three months ended June 30, 2013 and 2012, and $42 thousand and $17 thousand for the respective six months ended June 30, 2013 and 2012.

Direct financing leases:

As of June 30, 2013, investment in direct financing leases primarily consists of materials handling, mining and construction equipment. As of December 31, 2012, such investment primarily consisted of materials handling, research, mining and construction equipment. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$14,827	$17,118
Estimated residual values of leased equipment (unguaranteed)	3,558	3,569
Investment in direct financing leases	18,385	20,687
Less unearned income	(6,720)	(8,234)
Net investment in direct financing leases	$11,665	$12,453

There was no investment in direct financing lease assets in non-accrual status at June 30, 2013 and December 31, 2012. However, at December 31, 2012, the Company had certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$1,961	$2,243	$4,204
Year ending December 31, 2014	2,946	4,450	7,396
2015	1,532	4,450	5,982
2016	378	3,684	4,062
2017	350	—	350
2018	182	—	182
Thereafter	228	—	228
	$7,577	$14,827	$22,404

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$170	$201	$353	$411
Asset management fees to Managing Member and/or affiliates	94	152	188	306
	$264	$353	$541	$717

7. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $16.7 million over the remaining lease terms; and the carrying value of the pledged assets is $14.3 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$2,175	$472	$2,647
Year ending December 31, 2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$15,280	$1,752	$17,032

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies:

At June 30, 2013, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Company’s portion would amount to approximately $88 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

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

10. Members’ capital:

As of June 30, 2013 and December 31, 2012, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and six months ended June 30, 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions declared	$1,808	$1,808	$3,616	$3,616
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15	$0.30	$0.30

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of June 30, 2013 and December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease equipment during the second quarter of 2013, and those of certain impaired notes receivable and off-lease equipment during 2012. Balances shown at June 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. The Company had no fair value adjustments relative to impaired notes receivable during the three and six months ended June 30, 2013. During the second quarter of 2012, the Company had recorded $54 thousand of fair value adjustments to reduce the cost basis of an impaired note. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. The estimated impairment also represents the total fair value adjustments for the six months ended June 30, 2012. Such amount remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity.

Impaired off-lease equipment

During the second quarters of 2013 and 2012, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments totaling $156 thousand and $54 thousand, respectively. Such amounts also represent the total fair value adjustments for the six months ended June 30, 2013 and 2012. An additional $17 thousand of fair value adjustments were recorded through December 31, 2012. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$15	$—	$—	$15

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$117	$—	$—	$117
Impaired off-lease equipment	2	—	—	2

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes - per equipment	$400 (total of $14,800)
			Equipment Condition	Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,891	$5,891	$—	$—	$5 ,891
Notes receivable, net	675	—	—	675	675
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	15,280	—	—	15,907	15,907

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$—	$—	$5, 217
Notes receivable, net	965	—	—	965	965
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	17,384	—	—	18,302	18,302

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

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net income of $1.5 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. The results for the second quarter of 2013 reflect a decrease in total operating expenses partially offset by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 decreased by $220 thousand, or 7%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues partially offset by an increase in gain on sales of lease assets and early termination of notes receivable.

Operating lease revenues decreased by $708 thousand mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $109 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $617 thousand increase in gain on sale of lease assets and early termination of notes receivable. Such increase was largely due to a period over period change in mix of assets sold.

Expenses

Total expenses for the second quarter of 2013 decreased by $601 thousand, or 30%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in marine vessel maintenance and other operating costs, depreciation expense, provision for credit losses, interest expense and management fees paid to AFS. Such decreases in expenses were partially offset by an increase in impairment losses.

Marine vessel maintenance and other operating costs declined by $209 thousand largely due to vessel inactivity since the end of the lease term in December 2012. The decrease in depreciation expense totaled $205 thousand and was primarily a result of continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the second quarter of 2012.

Moreover, the provision for credit losses declined by $79 thousand largely due to a period over period increase in recovery of amounts previously reserved. Interest expense was reduced by $67 thousand mainly due to an approximate $4.1 million net decrease in outstanding borrowings since June 30, 2012; and, management fees paid to AFS decreased by $58 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $102 thousand increase in impairment losses. This increase in impairment losses was largely due to current period adjustments to reduce the fair value of certain impaired off-lease equipment, including certain materials handling equipment, based on information and/or pricing quotes from third party remarketing agents.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net income of $2.5 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. The results for the first half of 2013 reflect a decrease in total operating revenues partially offset by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 decreased by $1.3 million, or 19%, as compared to the prior year period. The net decline in total revenues was largely a result of decreases in both operating and direct financing lease revenues partially offset by an increase in gain on sale of lease assets and early termination of notes receivable, and other revenue.

Operating lease revenues decreased by $1.7 million mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $216 thousand primarily due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $652 thousand increase in gain on sales of lease assets and early termination of notes receivable, and a $68 thousand increase in other revenue. The increase in gains realized on sales of lease assets and early termination of notes was attributable to the change in mix of assets sold; and, the increase in other revenue was largely due to fees associated with the termination of the marine vessel lease.

Expenses

Total expenses for the first half of 2013 decreased by $996 thousand, or 25%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, interest expense, management fees paid to AFS and the provision for credit losses. Such decreases in expenses were partially offset by an increase in impairment losses.

The decrease in depreciation expense totaled $449 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the first half of 2012. Marine vessel maintenance and other operating costs declined by $298 thousand largely due to vessel inactivity since the end of the lease term in December 2012.

In addition, interest expense was reduced by $133 thousand mainly due to an approximate $4.1 million net decrease in outstanding borrowings since June 30, 2012. Management fees paid to AFS decreased by $118 thousand largely due to the continued decline in managed assets and related rents; and, the provision for credit losses declined by $23 thousand due to a period over period increase in recovery of amounts previously reserved.

Partially offsetting the aforementioned decreases in expenses was a $102 thousand increase in impairment losses. This increase in impairment losses was largely due to current period adjustments to reduce the fair value of certain impaired off-lease equipment, including certain materials handling equipment, based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.9 million and $5.2 million at June 30, 2013 and December 31, 2012, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$1,631	$2,079	$3,103	$4,566
Investing activities	2,184	621	3,584	1,366
Financing activities	(3,015)	(2,948)	(6,013)	(5,881)
Net increase (decrease) in cash and cash equivalents	$800	$(248)	$674	$51

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.7 million and $93 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the second quarters of 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.0 million for each of the three-month periods ended June 30, 2013 and 2012. Cash was also used to pay down $1.1 million and $1.0 million of debt during the respective second quarters of 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.6 million and $347 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the first six months of 2013 and 2012, respectively.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $3.9 million for each of the respective six months ended 2013 and 2012. Cash was also used to pay down $2.1 million and $2.0 million of debt during the respective first halves of 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of June 30, 2013, the Company had non-recourse long-term debt totaling $15.3 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, the Company had no commitments to purchase lease assets or fund new loans.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Company’s portion would amount to approximately $88 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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