Form 10-Q
period 2013-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2013-11-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,887	$5,217
Accounts receivable, net of allowance for doubtful accounts of $39 at September 30, 2013 and $55 at December 31, 2012	573	880
Notes receivable, net of unearned interest income of $69 and allowance for credit losses of $0 at September 30, 2013 and net of unearned interest income of $123 and allowance for credit losses of $54 as of December 31, 2012	599	965
Prepaid expenses and other assets	63	59
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $27,948 at September 30, 2013 and $39,698 at December 31, 2012	20,826	26,065
Total assets	$27,953	$33,191
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$81	$69
Other	339	454
Deposits due lessees	—	49
Non-recourse debt	14,201	17,384
Unearned operating lease income	194	295
Total liabilities	14,815	18,251
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,138	14,940
Total Members’ capital	13,138	14,940
Total liabilities and Members’ capital	$27,953	$33,191

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,348	$2,126	$4,288	$6,799
Direct financing leases	717	821	2,230	2,550
Interest on notes receivable	14	24	49	92
Gain on sales of lease assets and early termination of notes receivable	682	28	1,556	250
Gain from settlement of lease asset casualty	—	350	—	350
Unrealized gain on securities	—	—	—	5
Gain on sales or dispositions of securities and warrants	—	—	1	12
Other revenue	91	47	225	113
Total revenues	2,852	3,396	8,349	10,171
Expenses:
Depreciation of operating lease assets	533	813	1,818	2,547
Asset management fees to Managing Member and/or affiliates	101	157	289	463
Cost reimbursements to Managing Member and/or affiliates	174	191	527	602
Provision (reversal of provision) for credit losses	10	(8)	(16)	(11)
Impairment losses	63	18	219	72
Amortization of initial direct costs	3	6	12	19
Other management fees	7	23	27	68
Interest expense	239	308	770	972
Professional fees	16	45	78	130
Outside services	13	10	44	33
Insurance	15	22	47	69
Marine vessel maintenance and other operating costs	(7)	242	103	650
Railcar and equipment maintenance	44	35	130	96
Franchise fees and state taxes	21	7	91	93
Other	48	29	146	96
Total operating expenses	1,280	1,898	4,285	5,899
Other expense, net	—	—	(1)	(5)
Net income	$1,572	$1,498	$4,063	$4,267
Net income:
Managing Member	$147	$147	$440	$440
Other Members	1,425	1,351	3,623	3,827
	$1,572	$1,498	$4,063	$4,267
Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.11	$0.30	$0.32
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013
(in thousands, except per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	12,055,016	$17,197	$—	$17,197
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,976	586	5,562
Balance December 31, 2012	12,055,016	14,940	—	14,940
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	3,623	440	4,063
Balance September 30, 2013 (Unaudited)	12,055,016	$13,138	$—	$13,138

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$1,572	$1,498	$4,063	$4,267
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(682)	(28)	(1,556)	(250)
Gain from settlement of lease asset casualty	—	(350)	—	(350)
Unrealized gain on securities	—	—	—	(5)
Gain on sales or dispositions of securities and warrants	—	—	(1)	(12)
Depreciation of operating lease assets	533	813	1,818	2,547
Amortization of initial direct costs	3	6	12	19
Provision (reversal of provision) for credit losses	10	(8)	(16)	(11)
Impairment losses	63	18	219	72
Changes in operating assets and liabilities:
Accounts receivable	(3)	(101)	323	89
Prepaid expenses and other assets	(13)	(15)	(4)	(37)
Accounts payable, Managing Member	29	15	12	(36)
Accounts payable, other	6	(26)	(115)	(39)
Deposits due lessees	(49)	—	(49)	—
Unearned operating lease income	33	(159)	(101)	(25)
Net cash provided by operating activities	1,502	1,663	4,605	6,229
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	1,047	143	3,651	478
Proceeds from sales or dispositions of securities and warrants	—	—	1	12
Principal payments received on direct financing leases	406	352	1,183	1,015
Principal payments received on notes receivable	76	187	278	543
Net cash provided by investing activities	1,529	682	5,113	2,048
Financing activities:
Repayments of non-recourse debt	(1,079)	(1,011)	(3,183)	(2,983)
Distributions to Other Members	(1,809)	(1,809)	(5,425)	(5,425)
Distributions to Managing Member	(147)	(147)	(440)	(440)
Net cash used in financing activities	(3,035)	(2,967)	(9,048)	(8,848)
Net (decrease) increase in cash and cash equivalents	(4)	(622)	670	(571)
Cash and cash equivalents at beginning of period	5,891	5,644	5,217	5,593
Cash and cash equivalents at end of period	$5,887	$5,022	$5,887	$5,022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$245	$313	$787	$988
Cash paid during the period for taxes	$1	$7	$77	$124
Schedule of non-cash transactions:
Amount due from settlement of lease asset casualty	$—	$440	$—	$440

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2013, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived tangible assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$8,085	97%	$9,668	95%
Canada	148	2%	257	3%
United Kingdom	116	1%	246	2%
Total International	264	3%	503	5%
Total	$8,349	100%	$10,171	100%

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$20,739	100%	$25,571	98%
Canada	—	0%	340	1%
United Kingdom	87	0%	154	1%
Total International	87	0%	494	2%
Total	$20,826	100%	$26,065	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at September 30, 2013 and December 31, 2012 nor investment securities sold or disposed of during the three and nine months ended September 30, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no net exercises of warrants during the third quarters of 2013 and 2012. During the first nine months of 2013, the Company recognized nominal gains on the net exercise of certain warrants. By comparison, gains recognized on the net exercise of warrants amounted to an approximate $12 thousand during the first nine months of 2012.

Other expense, net:

Other expense, net for the nine months ended September 30, 2013 and 2012 consists solely of net losses on foreign exchange transactions totaling $1 thousand and $5 thousand, respectively. The Company’s net foreign currency translation gains and losses were nominal during the three-month periods ended September 30, 2013 and 2012.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2013, the original terms of the notes receivable are from 36 to 120 months and bear interest at rates ranging from 8.5% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016.

There were no notes receivable deemed impaired or in non-accrual status as of September 30, 2013. There were no notes receivable in non-accrual status as of December 31, 2012. However, as of the same date, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

During the third quarter of 2012, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012, and was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2013, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2013	$84
Year ending December 31, 2014	229
2015	166
2016	188
667
Less: portion representing unearned interest income	(69)
598
Unamortized initial direct costs	1
Notes receivable, net	$599

Initial direct costs (“IDC”) amortization expense related to the notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$—	$—	$—	$1
IDC amortization – lease assets	3	6	12	18
Total	$3	$6	$12	$19

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$60	$—	$—	$70
(Reversal of provision) provision	—	(3)	(12)	54	—	39
Balance December 31, 2012	—	7	48	54	—	109
Reversal of provision	—	—	(16)	—	—	(16)
Asset disposal	—	—	—	(54)	—	(54)
Balance September 30, 2013	$—	$7	$32	$—	$—	$39

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$599[1]	$11,268[2]	$11,867
Ending balance: individually evaluated for impairment	$599	$11,268	$11,867
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs
[2]	Includes $15 of unamortized initial direct costs

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,019[3]	$12,477[4]	$13,496
Ending balance: individually evaluated for impairment	$1,019	$12,477	$13,496
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $1 of unamortized initial direct costs
[4]	Includes $24 of unamortized initial direct costs

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

At September 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$598	$259	$11,253	$12,426
Special mention	—	759	—	27
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$598	$1,018	$11,253	$12,453

At September 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (excludes initial direct costs) (in thousands):

September 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$598	$598	$—
Finance leases	—	—	—	—	11,253	11,253	—
Total	$—	$—	$—	$—	$11,851	$11,851	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,018	$1,018	$—
Finance leases	22	—	1	23	12,430	12,453	1
Total	$22	$—	$1	$23	$13,448	$13,471	$1

As discussed in Note 3, no notes receivable were impaired or in non-accrual status as of September 30, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

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

As of September 30, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$11,291	$(416)	$(1,799)	$9,076
Net investment in direct financing leases	12,453	(16)	(1,184)	11,253
Assets held for sale or lease, net	2,289	(1,793)	(19)	477
Initial direct costs, net of accumulated amortization of $80 at September 30, 2013 and $82 at December 31, 2012	32	—	(12)	20
Total	$26,065	$(2,225)	$(3,014)	$20,826

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the third quarter of 2013, the Company recorded fair value adjustments totaling $63 thousand to reduce the cost basis of the impaired lease and off-lease equipment. By comparison, fair value adjustments totaling $18 thousand were recorded during the third quarter of 2012 to reduce the cost basis of impaired off-lease equipment. Fair value adjustments relative to impaired equipment totaled $219 thousand and $72 thousand for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $533 thousand and $813 thousand for the respective three months ended September 30, 2013 and 2012, and was $1.8 million and $2.5 million for the respective nine months ended September 30, 2013 and 2012. All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance September 30, 2013
Transportation, rail	$11,891	$—	$(44)	$11,847
Marine vessels	8,958	—	542	9,500
Transportation, other	10,439	—	(4,100)	6,339
Manufacturing	2,056	—	(111)	1,945
Natural gas compressors	1,671	—	—	1,671
Materials handling	2,939	—	(1,297)	1,642
Construction	1,584	—	(124)	1,460
Agriculture	1,151	—	—	1,151
Other	46	—	11	57
	40,735	—	(5,123)	35,612
Less accumulated depreciation	(29,444)	(1,799)	4,707	(26,536)
Total	$11,291	$(1,799)	$(416)	$9,076

The average estimated residual value for assets on operating leases was 17% and 16% of the assets’ original cost at September 30, 2013 and December 31, 2012, respectively. There were no operating leases placed in non-accrual status as of September 30, 2013 and December 31, 2012.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $2 thousand and $7 thousand for the respective three months ended September 30, 2013 and 2012, and $44 thousand and $24 thousand for the respective nine months ended September 30, 2013 and 2012.

Direct financing leases:

As of September 30, 2013, investment in direct financing leases primarily consists of mining and logging equipment. As of December 31, 2012, such investment primarily consisted of materials handling, research, mining and construction equipment. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$13,704	$17,118
Estimated residual values of leased equipment (unguaranteed)	3,552	3,569
Investment in direct financing leases	17,256	20,687
Less unearned income	(6,003)	(8,234)
Net investment in direct financing leases	$11,253	$12,453

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There was no investment in direct financing lease assets in non-accrual status at September 30, 2013 and December 31, 2012. However, at December 31, 2012, the Company had certain direct financing leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved and included in the allowance for doubtful accounts presented in Note 4.

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$839	$1,120	$1,959
Year ending December 31, 2014	3,192	4,450	7,642
2015	1,916	4,450	6,366
2016	372	3,684	4,056
2017	344	—	344
2018	182	—	182
Thereafter	228	—	228
	$7,073	$13,704	$20,777

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$174	$191	$527	$602
Asset management fees to Managing Member and/or affiliates	101	157	289	463
	$275	$348	$816	$1,065

7. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $15.4 million over the remaining lease terms; and the carrying value of the pledged assets is $13.7 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$1,096	$221	$1,317
Year ending December 31, 2014	4,568	726	5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$14,201	$1,501	$15,702

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies:

At September 30, 2013, the Company had no commitments to purchase lease assets or fund new loans.

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

10. Members’ capital:

As of September 30, 2013 and December 31, 2012, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and nine months ended September 30, 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions declared	$1,809	$1,809	$5,425	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15	$0.45	$0.45

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of September 30, 2013 and December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease equipment during the third quarter of 2013, and those of certain impaired notes receivable and off-lease equipment during 2012. Balances shown at September 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. The Company had no fair value adjustments relative to impaired notes receivable during the three and nine months ended September 30, 2013. During the second quarter of 2012, the Company had recorded $54 thousand of fair value adjustments to reduce the cost basis of an impaired note. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. The estimated impairment also represents the total fair value adjustments for the nine months ended September 30, 2012. Such amount remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity.

Impaired off-lease equipment

During the third quarter of 2013, the Company recorded fair value adjustments totaling $63 thousand to reduce the cost basis of the impaired lease and off-lease equipment. By comparison, fair value adjustments totaling $18 thousand were recorded during the third quarter of 2012 to reduce the cost basis of impaired off-lease equipment. Fair value adjustments relative to impaired equipment totaled $219 thousand and $72 thousand for the nine months ended September 30, 2013 and 2012. Such third quarter 2012 amounts remained unchanged through December 31, 2012. All of the aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$8	$—	$—	$8

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$117	$—	$—	$117
Impaired off-lease equipment	2	—	—	2

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes - per equipment	$500 (total of $7,500)
			Equipment Condition	Poor to Average

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,887	$5,887	$—	$—	$5 ,887
Notes receivable, net	599	—	—	599	599
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	14,201	—	—	14,768	14,768

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$—	$—	$5, 217
Notes receivable, net	965	—	—	965	965
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	17,384	—	—	18,302	18,302

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

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $1.6 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively. The results for the third quarter of 2013 reflect a decrease in total operating expenses partially offset by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 decreased by $544 thousand, or 16%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and the absence of gain recognized from the settlement of a lease asset casualty during the prior year period. Such decreases were partially offset by an increase in gain on sales of lease assets and early termination of notes receivable.

Operating lease revenues decreased by $778 thousand mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets.

Direct financing lease revenues declined by $104 thousand primarily due to run-off of the portfolio. In addition, during the third quarter of 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains during the current year quarter.

Partially offsetting the aforementioned decreases in revenues was an increase of $654 thousand in gain on sale of lease assets and early termination of notes receivable. Such increase was largely due to a period over period change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters.

Expenses

Total expenses for the third quarter of 2013 decreased by $618 thousand, or 33%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, interest expense and management fees paid to AFS. Such decreases in expenses were partially offset by an increase in impairment losses.

The decrease in depreciation expense totaled $280 thousand and was primarily a result of continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the third quarter of 2012. Marine vessel maintenance and other operating costs declined by $249 thousand largely due to vessel inactivity since the end of the lease term in December 2012. Interest expense was reduced by $69 thousand mainly due to an approximate $4.2 million net decrease in outstanding borrowings since September 30, 2012; and, management fees paid to AFS decreased by $56 thousand largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $45 thousand increase in impairment losses. This increase in impairment losses was largely due to current period adjustments to reduce the fair value of certain impaired lease and off-lease equipment, including certain materials handling equipment, based on information and/or pricing quotes from third party remarketing agents.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net income of $4.1 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. The results for the first nine months of 2013 reflect a decrease in total operating revenues partially offset by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 decreased by $1.8 million, or 18%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues and the absence of gain recognized from the settlement of a lease asset casualty during the prior year period. Such decreases were partially offset by increases in gain on sales of lease assets and early termination of notes receivable, and other revenue.

Operating lease revenues decreased by $2.5 million mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $320 thousand primarily due to run-off of the portfolio. In addition, during the first nine months of 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains during the current year period.

Partially offsetting the aforementioned decreases in revenues was an increase of $1.3 million in gain on sales of lease assets and early termination of notes receivable, and an increase of $112 thousand in other revenue. The increase in gains realized on sales of lease assets and early termination of notes was attributable to the change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters. The increase in other revenue was largely due to fees associated with the termination of the marine vessel lease, and additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the first nine months of 2013 decreased by $1.6 million, or 27%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, interest expense, management fees paid to AFS and costs reimbursed to AFS. Such decreases in expenses were partially offset by an increase in impairment losses.

The decrease in depreciation expense totaled $729 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since September 30, 2012. Marine vessel maintenance and other operating costs declined by $547 thousand largely due to vessel inactivity since the end of the lease term in December 2012.

In addition, interest expense was reduced by $202 thousand mainly due to an approximate $4.2 million net decrease in outstanding borrowings since September 30, 2012. Management fees paid to AFS decreased by $174 thousand largely due to the continued decline in managed assets and related rents. Finally, costs reimbursed to AFS declined by $75 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a Fund in liquidation.

Partially offsetting the aforementioned decreases in expenses was a $147 thousand increase in impairment losses. This increase in impairment losses was largely due to current period adjustments to reduce the fair value of certain impaired off-lease equipment, including certain materials handling equipment, based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.9 million and $5.2 million at September 30, 2013 and December 31, 2012, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$1,502	$1,663	$4,605	$6,229
Investing activities	1,529	682	5,113	2,048
Financing activities	(3,035)	(2,967)	(9,048)	(8,848)
Net (decrease) increase in cash and cash equivalents	$(4)	$(622)	$670	$(571)

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.0 million and $143 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the third quarters of 2013 and 2012, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and to pay down debt. Distribution paid to Members totaled $2.0 million for each of the three-month periods ended September 30, 2013 and 2012, while cash used to pay down debt totaled $1.1 million and $1.0 million for the third quarters of 2013 and 2012, respectively.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $3.7 million and $490 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the first nine months of 2013 and 2012, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and to pay down debt. Distribution paid to Members totaled $5.9 million for each of the nine-month periods ended September 30, 2013 and 2012, while cash used to pay down debt totaled $3.2 million and $3.0 million for the first nine months of 2013 and 2012, respectively.

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $14.2 million and $17.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, the Company had no commitments to purchase lease assets or fund new loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2013

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