Form 10-K
period 2013-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2014-03-17
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2013, 12,055,016 Units remain issued and outstanding.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company also had investments in notes receivable of which $526 thousand remained outstanding at December 31, 2013.

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

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company and Union Pacific Railroad Company’s lease revenues to the Company approximated $2.9 million and $807 thousand for 2013, respectively, or 34% and 10% of the Company’s total leasing and lending revenues. By comparison, during 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 26%. These percentages are not expected to be comparable in future periods.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$31,229	$3,744	$36,502
Mining equipment	21,103	6,454	24,502
Aviation	12,612	9,681	8,575
Transportation, other	12,533	1,321	14,471
Construction	12,479	3,113	10,609
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	3,836	1,663	4,426
Marine vessels	1,832	—	2,481
Transportation, rail	471	276	356
Other	5,002	2,227	4,235
	$112,388	$30,531	$117,343

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

For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2013 and 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$3,719	$264	$3,255
Aircraft	2,680	1,360	3,864
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	1,528	338	1,483
	$11,810	$2,328	$12,127

For further information regarding the Company’s notes receivable portfolio as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 3,086 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2013. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2013, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the acquisition facility since they also bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $1.73 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2013 and 2012. The rate for each distribution was $0.15 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2013	2012
Net income per Unit, based on weighted average Units outstanding	$0.38	$0.41
Return of investment	0.22	0.19
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.60	0.60
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.60	$0.60
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Mining	29%	23%
Marine transportation/Transportation, other	28%	13%
Transportation, rail	24%	18%
Paper products	11%	*
*	Less than 10%

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company and Union Pacific Railroad Company’s lease revenues to the Company approximated $2.9 million and $807 thousand for 2013, respectively, or 34% and 10% of the Company’s total leasing and lending revenues. By comparison, during 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 26%. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 90% and 85% as of December 31, 2013 and 2012, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2013 versus 2012

The Company had net income of $5.2 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively. The net results for 2013 reflect a decrease in total operating expenses offset, in part, by a decrease in total revenues when compared to prior year.

Revenues

Total revenues for 2013 decreased by $2.8 million, or 21%, as compared to prior year. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, the absence of a gain recognized from the settlement of a lease asset casualty during the prior year period, and a reduction in interest on notes receivable. Such decreases were partially offset by increases in gain on sales of lease assets and early termination of notes receivable, unrealized gain on fair valuation of warrants, and other revenue.

Operating lease revenues decreased by $3.4 million mainly due to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets. Direct financing lease revenues declined by $428 thousand primarily due to run-off of the portfolio. In addition, during 2012, the Company realized a $350 thousand gain on settlement of a casualty claim relative to a total loss on leased equipment. There were no such gains during the current year period. Finally, interest income on notes receivable decreased by $72 thousand largely due to run-off of the notes receivable portfolio.

The aforementioned decreases in revenues were partially offset by increases in gain on sales of lease assets and early termination of notes receivable of $1.2 million, in unrealized gain on fair valuation of warrants of $177 thousand, and in other revenue of $89 thousand. The increase in gains realized on sales of lease assets and early termination of notes was attributable to the change in the mix of assets sold, including $633 thousand of gain relative to the sale of leased helicopters. The increase in unrealized gain on fair valuation of warrants is attributable to the addition of warrants of one portfolio company; and, the increase in other revenue was largely due to fees associated with the termination of the marine vessel lease, and additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for 2013 decreased by $2.5 million, or 32%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, marine vessel maintenance and other operating costs, interest expense, asset management fees to AFS and costs reimbursed to AFS. Such decreases in expenses were partially offset by an increase in impairment losses.

The decrease in depreciation expense totaled $1.0 million and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since December 31, 2012. Marine vessel maintenance and other operating costs declined by $784 thousand largely due to vessel inactivity since the end of the lease term in December 2012. Interest expense was reduced by $272 thousand mainly due to an approximate $4.3 million net decrease in outstanding borrowings since December 31, 2012. Moreover, management fees paid to AFS decreased by $216 thousand largely due to the continued decline in managed assets and related rents; and, costs reimbursed to AFS declined by $159 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a Fund in liquidation.

The aforementioned decreases in expenses were partially offset by an increase in impairment losses totaling $148 thousand. This increase in impairment losses was largely due to current year adjustments to reduce the fair value of certain impaired lease and off-lease equipment, including certain materials handling equipment, based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $4.7 million and $5.2 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$5,869	$8,250
Investing activities	5,750	3,203
Financing activities	(12,098)	(11,829)
Net decrease in cash and cash equivalents	$(479)	$(376)

2013 versus 2012

During 2013 and 2012, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $3.8 million and $689 thousand of proceeds from sales or dispositions of equipment and investment securities for the respective years ended December 31, 2013 and 2012. During 2012, the Company also realized $440 thousand of proceeds on settlement of a casualty claim as previously mentioned. There were no such proceeds during 2013.

During each of 2013 and 2012, cash was primarily used to pay $7.8 million of distributions to both the Other Members and the Managing Member and to pay down $4.3 million and $4.0 million of debt. Cash was also used to pay invoices related to management fees and expenses during both years.

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $13.1 million and $17.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Company’s claim remains uncertain as of this date.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 14, 2014

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$4,738	$5,217
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2013 and $55 at December 31, 2012	585	880
Notes receivable, net of unearned interest income of $57 and allowance for credit losses of $0 at December 31, 2013 and net of unearned interest income of $123 and allowance for credit losses of $54 as of December 31, 2012	526	965
Prepaid expenses and other assets	58	59
Investment in securities	5	5
Fair value of warrants	177	—
Investments in equipment and leases, net of accumulated depreciation of $28,006 at December 31, 2013 and $39,698 at December 31, 2012	19,890	26,065
Total assets	$25,979	$33,191
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$35	$69
Other	306	454
Deposits due lessees	—	49
Non-recourse debt	13,105	17,384
Unearned operating lease income	186	295
Total liabilities	13,632	18,251
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,347	14,940
Total Members’ capital	12,347	14,940
Total liabilities and Members’ capital	$25,979	$33,191

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$5,492	$8,934
Direct financing leases	2,917	3,345
Interest on notes receivable	60	132
Gain on sales of lease assets and early termination of notes receivable	1,615	377
Gain from settlement of lease asset casualty	—	350
Unrealized gain on securities	—	5
Unrealized gain on fair valuation of warrants	177	—
Gain on sales or dispositions of securities and warrants	1	16
Other revenue	231	142
Total revenues	10,493	13,301
Expenses:
Depreciation of operating lease assets	2,246	3,273
Asset management fees to Managing Member and/or affiliates	376	592
Cost reimbursements to Managing Member and/or affiliates	676	835
(Reversal of provision) provision for credit losses	(52)	39
Impairment losses	219	71
Amortization of initial direct costs	15	25
Other management fees	35	94
Interest expense	991	1,263
Professional fees	100	147
Outside services	60	55
Insurance	53	92
Marine vessel maintenance and other operating costs	103	887
Railcar and equipment maintenance	151	118
Franchise fees and state taxes	112	99
Other	182	141
Total operating expenses	5,267	7,731
Other expense, net	—	(8)
Net income	$5,226	$5,562
Net income:
Managing Member	$586	$586
Other Members	4,640	4,976
	$5,226	$5,562
Net income per Limited Liability Company Unit (Other Members)	$0.38	$0.41
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	12,055,016	$17,197	$—	$17,197
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,976	586	5,562
Balance December 31, 2012	12,055,016	14,940	—	14,940
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,640	586	5,226
Balance December 31, 2013	12,055,016	$12,347	$—	$12,347

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$5,226	$5,562
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(1,615)	(377)
Gain from settlement of lease asset casualty	—	(350)
Unrealized gain on securities	—	(5)
Gain on sales or dispositions of securities and warrants	(1)	(16)
Unrealized gain on fair valuation of warrants	(177)	—
Depreciation of operating lease assets	2,246	3,273
Amortization of initial direct costs	15	25
(Reversal of provision) provision for credit losses	(52)	39
Impairment losses	219	71
Changes in operating assets and liabilities:
Accounts receivable	347	35
Prepaid expenses and other assets	1	(23)
Accounts payable, Managing Member	(34)	(7)
Accounts payable, other	(148)	(13)
Deposits due lessees	(49)	—
Unearned operating lease income	(109)	36
Net cash provided by operating activities	5,869	8,250
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	3,783	673
Proceeds from settlement of lease asset casualty	—	440
Proceeds from sales or dispositions of securities and warrants	1	16
Principal payments received on direct financing leases	1,616	1,374
Principal payments received on notes receivable	350	700
Net cash provided by investing activities	5,750	3,203
Financing activities:
Repayments of non-recourse debt	(4,279)	(4,010)
Distributions to Other Members	(7,233)	(7,233)
Distributions to Managing Member	(586)	(586)
Net cash used in financing activities	(12,098)	(11,829)
Net decrease in cash and cash equivalents	(479)	(376)
Cash and cash equivalents at beginning of year	5,217	5,593
Cash and cash equivalents at end of year	$4,738	$5,217
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,014	$1,285
Cash paid during the year for taxes	$77	$139

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2013, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company generally places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2013 and 2012 and long-lived assets as of December 31, 2013 and 2012 (dollars in thousands):

	For the year ended December 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$10,207	97%	$12,653	95%
Canada	148	2%	361	3%
United Kingdom	138	1%	287	2%
Total International	286	3%	648	5%
Total	$10,493	100%	$13,301	100%

	As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$19,803	100%	$25,571	98%
Canada	—	0%	340	1%
United Kingdom	87	0%	154	1%
Total International	87	0%	494	2%
Total	$19,890	100%	$26,065	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the year ended December 31, 2013, the Company’s foreign currency translations gains and losses netted to near $0. By comparison, during the year ended December 31, 2012, the Company recognized foreign currency losses totaling $8 thousand, which are included in other expense, net.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2013 and 2012 nor investment securities sold or disposed of during the years ended December 31, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the year, as determined by the Managing Member. At December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $177 thousand. At December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2013, the Company recognized nominal gains on the net exercise of certain warrants. By comparison, gains recognized on the net exercise of warrants amounted to an approximate $16 thousand in 2012.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $112 thousand and $99 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$12,347	$14,940
Tax basis of net assets (unaudited)	15,451	15,317
Difference	$(3,104)	$(377)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$5,226	$5,562
Tax adjustments (unaudited):
Adjustment to depreciation expense	337	(802)
Provision for losses and doubtful accounts	(51)	(15)
Adjustments to revenues/other expenses	1,671	1,414
Adjustments to gain on sales of assets	940	(87)
Other	(170)	125
Income per federal tax return (unaudited)	$7,953	$6,197

Other expense, net:

Other expense, net for the years ended December 31, 2013 and 2012 consisted solely of net losses on foreign exchange transactions. Such net losses were nominal during 2013 and totaled $8 thousand during the prior year.

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

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2013	2012
Mining	29%	23%
Marine transportation/Transportation, other	28%	13%
Transportation, rail	24%	18%
Paper products	11%	*
*	Less than 10%

During 2013, two lessees generated a significant portion of the Company’s total leasing and lending revenues (excluding gains or losses on disposition of assets). With significant defined as greater than or equal to 10%, The Sabine Mining Company and Union Pacific Railroad Company’s lease revenues to the Company approximated $2.9 million and $807 thousand for 2013, respectively, or 34% and 10% of the Company’s total leasing and lending revenues. By comparison, during 2012, only The Sabine Mining Company generated more than 10% of the Company’s total leasing and lending revenues, with revenues to the Company of $3.2 million or 26%. The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2013, the original terms of the notes receivable are 36 to 120 months and bear interest at rates ranging from 8.5% to 16.2%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016.

There were no notes receivable deemed impaired or in non-accrual status as of December 31, 2013. There were also no notes receivable in non-accrual status as of December 31, 2012. However, as of the same date, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

During the third quarter of 2012, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012, and was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand which is reflected on the income statement as part of gain on sales of lease assets and early termination of notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2013, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2014	$229
2015	166
2016	188
583
Less: portion representing unearned interest income	(57)
Notes receivable, net	$526

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
IDC amortization – notes receivable	$1	$2
IDC amortization – lease assets	14	23
Total	$15	$25

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$10	$60	$—	$—	$70
(Reversal of provision) provision	—	(3)	(12)	54	—	39
Balance December 31, 2012	—	7	48	54	—	109
Reversal of provision	—	(7)	(45)	—	—	(52)
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	$—	$—	$3	$—	$—	$3

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

As of December 31, 2013 and 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$526	$10,823[1]	$11,349
Ending balance: individually evaluated for impairment	$526	$10,823	$11,349
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[1]	Includes $13 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,019[2]	$12,477[3]	$13,496
Ending balance: individually evaluated for impairment	$1,019	$12,477	$13,496
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[2]	Includes $1 of unamortized initial direct costs.
[3]	Includes $24 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2013 and 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2013	2012	2013	2012
Pass	$526	$259	$10,810	$12,426
Special mention	—	759	—	27
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$526	$1,018	$10,810	$12,453

There were no impaired loans as of December 31, 2013. As of December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	171	171	54	230	19
Total	$171	$171	$54	$230	$19

As of December 31, 2013 and 2012, the investment in financing receivables is aged as follows (in thousands):

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$526	$526	$—
Finance leases	—	—	—	—	10,810	10,810	—
Total	$—	$—	$—	$—	$11,336	$11,336	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,018	$1,018	$—
Finance leases	22	—	1	23	12,430	12,453	1
Total	$22	$—	$1	$23	$13,448	$13,471	$1

As discussed in Note 4, no notes receivable were impaired or in non-accrual status as of December 31, 2013. As of December 31, 2012, the Company had an impaired note which was deemed so during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the amount of the estimated impairment remained the same and the net investment balance outstanding approximated $117 thousand.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$11,291	$(659)	$(2,226)	$8,406
Net investment in direct financing leases	12,453	(27)	(1,616)	10,810
Assets held for sale or lease, net	2,289	(1,613)	(20)	656
Initial direct costs, net of accumulated amortization of $83 at December 31, 2013 and $82 at December 31, 2012	32	—	(14)	18
Total	$26,065	$(2,299)	$(3,876)	$19,890

For the years ended December 31, 2013 and 2012, IDC amortization expense related to operating leases and direct financing leases was $14 thousand and $23 thousand, respectively (See Note 4).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the year ended December 31, 2013, the Company recorded fair value adjustments totaling $219 thousand to reduce the cost basis of certain impaired lease and off-lease equipment. By comparison, fair value adjustments totaling $71 thousand were recorded during the prior year to reduce the cost basis of impaired off-lease equipment.

As of December 31, 2013 and 2012, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.2 million and $3.3 million for the respective years ended December 31, 2013 and 2012. All of the leased property was acquired during the years 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2013
Transportation, rail	$11,891	$—	$(256)	$11,635
Marine vessels	8,958	—	2,242	11,200
Transportation, other	10,439	—	(5,800)	4,639
Manufacturing	2,056	—	118	2,174
Natural gas compressors	1,671	—	—	1,671
Materials handling	2,939	—	(1,556)	1,383
Agriculture	1,151	—	—	1,151
Construction	1,584	—	(825)	759
Other	46	—	11	57
	40,735	—	(6,066)	34,669
Less accumulated depreciation	(29,444)	(2,226)	5,407	(26,263)
Total	$11,291	$(2,226)	$(659)	$8,406

The average estimated residual value for assets on operating leases was 17% and 16% of the assets’ original cost at December 31, 2013 and 2012, respectively. There were no operating leases placed in non-accrual status as of December 31, 2013 and 2012.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $48 thousand and $32 thousand during the years ended December 31, 2013 and 2012, respectively.

During the third quarter of 2012, certain operating lease equipment suffered a total casualty loss. Pursuant to the lease agreement, the Company recorded a receivable totaling $440 thousand, of which $350 thousand represents calculated gain on the casualty loss. The receivable represented a combination of proceeds for the value of the lost asset and related lost revenue for the remaining term of the lease. There was no such loss during 2013.

Direct financing leases:

As of December 31, 2013, investment in direct financing leases consists of mining equipment. As of December 31, 2012, such investment consisted of materials handling and mining equipment as well as office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Total minimum lease payments receivable	$12,584	$17,118
Estimated residual values of leased equipment (unguaranteed)	3,542	3,569
Investment in direct financing leases	16,126	20,687
Less unearned income	(5,316)	(8,234)
Net investment in direct financing leases	$10,810	$12,453

There was no investment in direct financing lease assets in non-accrual status at December 31, 2013 and 2012. However, at December 31, 2012, the Company had certain direct financing leases with related accounts receivable aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, the related receivables were fully reserved and included in the allowance for doubtful accounts presented in Note 5.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$3,464	$4,450	$7,914
2015	2,040	4,450	6,490
2016	372	3,684	4,056
2017	344	—	344
2018	182	—	182
Thereafter	228	—	228
	$6,630	$12,584	$19,214

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$676	$835
Asset management fees to Managing Member and/or affiliates	376	592
	$1,052	$1,427

8. Non-recourse debt:

At December 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $14.0 million over the remaining lease terms; and the carrying value of the pledged assets is $13.1 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$4,568	$726	$5,294
2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$13,105	$1,280	$14,385

9. Commitments and contingencies:

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Company’s claim remains uncertain as of this date.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

11. Members’ capital:

As of December 31, 2013 and 2012, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2013	2012
Distributions declared	$7,233	$7,233
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.60	$0.60

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

At December 31, 2013, only the Company’s warrants were measured on a recurring basis. In addition, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease equipment during 2013. By comparison, the Company had no assets or liabilities that required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable and off-lease equipment during 2012. Balances shown at December 31, 2013 and 2012 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $177 thousand. Such valuation is classified within Level 3 of the valuation hierarchy. As of December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. The Company had no fair value adjustments relative to impaired notes receivable during 2013. During 2012, the Company had recorded $54 thousand of fair value adjustments to reduce the cost basis of a note deemed impaired. The adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity.

Impaired off-lease equipment

During 2013 and 2012, the Company recorded $219 thousand and $71 thousand, respectively, of fair value adjustments which reduced the fair value of certain impaired lease and off-lease equipment. All of the aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of December 31, 2013, all impaired lease equipment were either disposed of or were re-categorized to off-lease equipment.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 assets
Balance at December 31, 2012	$—
Unrealized gain on warrants, net recorded during the year	177
Balance at December 31, 2013	$177

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$3	$—	$—	$3

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$117	$—	$—	$117
Impaired off-lease equipment	2	—	—	2

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price Exercise price Time to Maturity (in years) Annual risk-free interest rate Annualized volatility	$1.12 – $5.094 $0.16 – $5.09 0.62 – 7.00 0.11% – 2.28% 17.80% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment Equipment Condition	$500 (total of $2,500) Poor to Average

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,738	$4,738	$—	$—	$4,738
Notes receivable, net	526	—	—	526	526
Investment in securities	5	—	—	5	5
Warrants	177	—	—	177	177
Financial liabilities:
Non-recourse debt	13,105	—	—	13,575	13,575

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$—	$—	$5,217
Notes receivable, net	965	—	—	965	965
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	17,384	—	—	18,302	18,302

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2013 and 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $59 thousand and $62 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification pursuant to 18 U.S.C. section 1350 of Dean L. Cash
(32.2)	Certification pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.