Form 10-Q
period 2014-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2014-05-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,471	$4,738
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2014 and $3 at December 31, 2013	501	585
Notes receivable, net of unearned interest income of $47 at March 31, 2014 and net of unearned interest income of $57 at December 31, 2013	473	526
Prepaid expenses and other assets	53	58
Investment in securities	5	5
Fair value of warrants	160	177
Investments in equipment and leases, net of accumulated depreciation of $26,704 at March 31, 2014 and $28,006 at December 31, 2013	18,257	19,890
Total assets	$24,920	$25,979
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$68	$35
Other	249	306
Non-recourse debt	11,991	13,105
Unearned operating lease income	153	186
Total liabilities	12,461	13,632
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,459	12,347
Total Members’ capital	12,459	12,347
Total liabilities and Members’ capital	$24,920	$25,979

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,353	$1,442
Direct financing leases	656	770
Interest on notes receivable	10	20
Gain on sales of lease assets and early termination of notes receivable	1,032	230
Unrealized loss on fair valuation of warrants	(17)	—
Gain on sales or dispositions of securities and warrants	—	1
Other revenue	20	109
Total revenues	3,054	2,572
Expenses:
Depreciation of operating lease assets	380	687
Asset management fees to Managing Member and/or affiliates	86	94
Cost reimbursements to Managing Member and/or affiliates	140	183
Amortization of initial direct costs	3	5
Other management fees	8	13
Interest expense	203	274
Professional fees	63	50
Outside services	20	14
Insurance	15	16
Marine vessel maintenance and other operating costs	—	102
Railcar and equipment maintenance	41	59
Franchise fees and state taxes	(15)	40
Other	40	62
Total operating expenses	984	1,599
Other (expense) income, net	(3)	1
Net income	$2,067	$974
Net income:
Managing Member	$147	$147
Other Members	1,920	827
	$2,067	$974
Net income per Limited Liability Company Unit (Other Members)	$0.16	$0.07
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	12,055,016	$14,940	$—	$14,940
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,640	586	5,226
Balance December 31, 2013	12,055,016	12,347	—	12,347
Distributions to Other Members ($0.15 per Unit)	—	(1,808)	—	(1,808)
Distributions to Managing Member	—	—	(147)	(147)
Net income	—	1,920	147	2,067
Balance March 31, 2014 (Unaudited)	12,055,016	$12,459	$—	$12,459

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$2,067	$974
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(1,032)	(230)
Gain on sales or dispositions of securities and warrants	—	(1)
Unrealized loss on fair valuation of warrants	17	—
Depreciation of operating lease assets	380	687
Amortization of initial direct costs	3	5
Changes in operating assets and liabilities:
Accounts receivable	84	112
Prepaid expenses and other assets	5	5
Accounts payable, Managing Member	33	(1)
Accounts payable, other	(57)	(1)
Unearned operating lease income	(33)	(78)
Net cash provided by operating activities	1,467	1,472
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	1,826	892
Proceeds from sales or dispositions of securities and warrants	—	1
Principal payments received on direct financing leases	456	379
Principal payments received on notes receivable	53	128
Net cash provided by investing activities	2,335	1,400
Financing activities:
Repayments of non-recourse debt	(1,114)	(1,043)
Distributions to Other Members	(1,808)	(1,808)
Distributions to Managing Member	(147)	(147)
Net cash used in financing activities	(3,069)	(2,998)
Net increase (decrease) in cash and cash equivalents	733	(126)
Cash and cash equivalents at beginning of period	4,738	5,217
Cash and cash equivalents at end of period	$5,471	$5,091
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$209	$280
Cash paid during the period for taxes	$6	$—

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2014, 12,055,016 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2014 and 2013 and long-lived tangible assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	For the three months ended March 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$3,028	99%	$2,505	97%
Canada	—	0%	64	3%
United Kingdom	26	1%	3	0%
Total International	26	1%	67	3%
Total	$3,054	100%	$2,572	100%

	As of March 31,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$18,170	100%	$19,803	100%
United Kingdom	87	0%	87	0%
Total International	87	0%	87	0%
Total	$18,257	100%	$19,890	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at March 31, 2014 and December 31, 2013 nor investment securities sold or disposed of during the three months ended March 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2014 and December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $160 thousand and $177 thousand, respectively. There were no net exercises of warrants during the first quarter of 2014. During the first three months of 2013, the Company realized nominal gains on the net exercise of certain warrants.

Other (expense) income, net:

Other (expense) income, net consisted solely of net losses and gains on foreign exchange transactions for the respective three months ended March 31, 2014 and 2013.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

In recent years, the Company has executed various notes receivable with borrowers to finance the purchase of equipment through the Company. The notes were secured by the equipment financed. As of March 31, 2014, only one note receivable remained unsettled with a net balance of $473 thousand outstanding. Such note bears an annual interest rate of 8.5% and matures in 2016.

There were no notes receivable deemed impaired or in non-accrual status as of March 31, 2014 and December 31, 2013.

During the first quarter of 2013, the Company realized a $54 thousand gain on the full settlement of an impaired note prior to its scheduled maturity. Such note was originally deemed impaired during the second quarter of 2012, for which the Company recorded a fair value adjustment of $54 thousand to reduce the cost basis of the impaired note.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2014, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2014	$166
Year ending December 31, 2015	166
2016	188
520
Less: portion representing unearned interest income	(47)
Notes receivable, net	$473

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$7	$48	$54	$—	$109
Reversal of provision	—	(7)	(45)	—	—	(52)
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	3	—	—	3
Reversal of provision	—	—	—	—	—	—
Balance March 31, 2014	$—	$—	$3	$—	$—	$3

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

As of March 31, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$473	$10,365[1]	$10,838
Ending balance: individually evaluated for impairment	$473	$10,365	$10,838
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $11 of unamortized initial direct costs

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$526	$10,823[2]	$11,349
Ending balance: individually evaluated for impairment	$526	$10,823	$11,349
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $13 of unamortized initial direct costs

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$473	$526	$10,354	$10,810
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$473	$526	$10,354	$10,810

At March 31, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

March 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$473	$473	$—
Finance leases	—	—	—	—	10,354	10,354	—
Total	$—	$—	$—	$—	$10,827	$10,827	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$526	$526	$—
Finance leases	—	—	—	—	10,810	10,810	—
Total	$—	$—	$—	$—	$11,336	$11,336	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2014 and December 31, 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at March 31, 2014 and December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$8,406	$(712)	$(380)	$7,314
Net investment in direct financing leases	10,810	—	(456)	10,354
Assets held for sale or lease, net	656	(82)	—	574
Initial direct costs, net of accumulated amortization of $86 at March 31, 2014 and $83 at December 31, 2013	18	—	(3)	15
Total	$19,890	$(794)	$(839)	$18,257

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $380 thousand and $687 thousand for the respective three months ended March 31, 2014 and 2013. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $3 thousand and $5 thousand for the three months ended March 31, 2014 and 2013, respectively.

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Transportation, rail	$11,635	$—	$328	$11,963
Marine vessels	11,200	—	—	11,200
Transportation, other	4,639	—	—	4,639
Manufacturing	2,174	—	(457)	1,717
Materials handling	1,383	—	—	1,383
Agriculture	1,151	—	—	1,151
Construction	759	—	—	759
Natural gas compressors	1,671	—	(1,671)	—
Other	57	—	—	57
	34,669	—	(1,800)	32,869
Less accumulated depreciation	(26,263)	(380)	1,088	(25,555)
Total	$8,406	$(380)	$(712)	$7,314

The average estimated residual value for assets on operating leases was 15% and 17% of the assets’ original cost at March 31, 2014 and December 31, 2013, respectively. There were no operating leases placed in non-accrual status as of March 31, 2014 and December 31, 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $42 thousand and $13 thousand for the respective three months ended March 31, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2014 and December 31, 2013, investment in direct financing leases consists of mining equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Total minimum lease payments receivable	$11,472	$12,584
Estimated residual values of leased equipment (unguaranteed)	3,542	3,542
Investment in direct financing leases	15,014	16,126
Less unearned income	(4,660)	(5,316)
Net investment in direct financing leases	$10,354	$10,810

There was no investment in direct financing lease assets in non-accrual status at March 31, 2014 and December 31, 2013.

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2014	$2,594	$3,338	$5,932
Year ending December 31, 2015	2,049	4,450	6,499
2016	372	3,684	4,056
2017	344	—	344
2018	182	—	182
2019	182	—	182
Thereafter	46	—	46
	$5,769	$11,472	$17,241

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

Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$140	$183
Asset management fees to Managing Member and/or affiliates	86	94
	$226	$277

7. Non-recourse debt:

At March 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $12.7 million over the remaining lease terms; and the carrying value of the pledged assets is $12.9 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2014	$3,454	$517	$3,971
Year ending December 31, 2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$11,991	$1,071	$13,062

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies:

At March 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Company’s claim remains uncertain as of this date.

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

10. Members’ capital:

As of March 31, 2014 and December 31, 2013, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

The Company has the right, exercisable at the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unit holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended March 31, 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2014	2013
Distributions declared	$1,808	$1,808
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.15	$0.15

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

At March 31, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. There were no non-recurring fair value adjustments as of March 31, 2014. By comparison, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease assets during 2013. Amounts at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $160 thousand and $177 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$177
Unrealized loss on warrants, net recorded during the period	(17)
Balance at March 31, 2014	$160

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2014 and 2013. Subsequent to the first quarter of 2013, the Company recorded $219 thousand of fair value adjustments to reduce the fair value of certain impaired lease and off-lease equipment. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of December 31, 2013, all impaired lease equipment was either disposed of or were re-categorized to off-lease equipment.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$3	$—	$—	$3

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2014 and December 31, 2013:

March 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.37 – 6.75
			Risk-free interest rate	0.06% – 2.23%
			Annualized volatility	17.12% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.62 – 7.00
			Risk-free interest rate	0.11% – 2.28%
			Annualized volatility	17.80% – 100.00%

Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$500 (total of $2,500)
			Equipment Condition	Poor to Average

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

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,471	$5,471	$—	$—	$5,471
Notes receivable, net	473	—	—	473	473
Investment in securities	5	—	—	5	5
Warrants	160	—	—	160	160
Financial liabilities:
Non-recourse debt	11,991	—	—	12,384	12,384

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,738	$4,738	$—	$—	$4,738
Notes receivable, net	526	—	—	526	526
Investment in securities	5	—	—	5	5
Warrants	177	—	—	177	177
Financial liabilities:
Non-recourse debt	13,105	—	—	13,575	13,575

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. The offering was terminated in January 2003. During early 2003, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment.

The Company may continue until December 31, 2020. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2009. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company had net income of $2.1 million and $974 thousand for the three months ended March 31, 2014 and 2013, respectively. The results for the first quarter of 2014 reflect a decrease in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 increased by $482 thousand, or 19%, as compared to the prior year period. The net increase in total revenues was primarily due to an increase in gain on sales of lease assets and early termination of notes receivable offset, in part, by decreases in direct financing and operating lease revenues, and in other revenue.

The increase in gain on sales of lease assets and early termination of notes receivable totaled $802 thousand and was primarily due to a $938 thousand gain realized on the sale of two gas compressors during the current year period.

Partially offsetting the aforementioned increase in revenue were decreases in direct financing and operating lease revenues, and in other revenue totaling $114 thousand, $89 thousand and $89 thousand, respectively. The decrease in direct financing lease revenue was attributable to run-off of the portfolio; while the decline in operating lease revenue was largely due to the impact of continued run-off and dispositions of lease assets. Other revenue was reduced as the prior year period amount included fees associated with the termination of the marine vessel lease.

Expenses

Total expenses for the first quarter of 2014 decreased by $615 thousand, or 38%, as compared to the prior year period. The net decline in expenses was primarily due to reductions in depreciation expense, marine vessel maintenance and other operating costs, interest expense, franchise fees and state taxes and cost reimbursements to AFS.

The decrease in depreciation expense totaled $307 thousand and was primarily a result of continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since the first quarter of 2013. The decrease in vessel maintenance costs totaled $102 thousand and was attributable to first quarter 2013 costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

Moreover, interest expense was reduced by $71 thousand mainly due to an approximate $4.4 million net decrease in outstanding borrowings since March 31, 2013; and, franchise tax fees decreased by $55 thousand due to a period over period reduction in estimated tax liability. Finally, cost reimbursements to AFS decreased by $43 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a Fund in liquidation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.5 million and $4.7 million at March 31, 2014 and December 31, 2013, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$1,467	$1,472
Investing activities	2,335	1,400
Financing activities	(3,069)	(2,998)
Net increase (decrease) in cash and cash equivalents	$733	$(126)

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.8 million and $892 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the first quarters of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and to pay down debt. Distribution paid to Members totaled $2.0 million for each of the three-month periods ended March 31, 2014 and 2013, while cash used to pay down debt totaled $1.1 million and $1.0 million for the first quarters of 2014 and 2013, respectively.

Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $12.0 million and $13.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of

June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Company’s claim remains uncertain as of this date.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2014

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