Form 10-Q
period 2014-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2014-08-14
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,134	$4,738
Accounts receivable, net of allowance for doubtful accounts of $1 at June 30, 2014 and $3 at December 31, 2013	591	585
Notes receivable, net of unearned interest income of $37 at June 30, 2014 and $57 at December 31, 2013	427	526
Prepaid expenses and other assets	51	58
Investment in securities	5	5
Fair value of warrants	85	177
Investments in equipment and leases, net of accumulated depreciation of $26,020 June 30, 2014 and $28,006 at December 31, 2013	17,133	19,890
Total assets	$23,426	$25,979
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$43	$35
Other	197	306
Non-recourse debt	10,858	13,105
Unearned operating lease income	133	186
Total liabilities	11,231	13,632
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,195	12,347
Total Members’ capital	12,195	12,347
Total liabilities and Members’ capital	$23,426	$25,979

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,259	$1,498	$2,612	$2,940
Direct financing leases	628	743	1,284	1,513
Interest on notes receivable	10	15	20	35
Gain on sales of lease assets and early termination of notes receivable	49	644	1,081	874
Unrealized loss on fair valuation of warrants	(75)	—	(92)	—
Gain on sales or dispositions of securities and warrants	44	—	44	1
Other revenue	48	25	68	134
Total revenues	1,963	2,925	5,017	5,497
Expenses:
Depreciation of operating lease assets	369	598	749	1,285
Asset management fees to Managing Member and/or affiliates	80	94	166	188
Cost reimbursements to Managing Member and/or affiliates	141	170	281	353
Reversal of provision for credit losses	(2)	(26)	(2)	(26)
Impairment losses	—	156	—	156
Amortization of initial direct costs	3	4	6	9
Other management fees	6	7	14	20
Interest expense	185	257	388	531
Professional fees	18	12	81	62
Outside services	14	17	34	31
Insurance	11	16	26	32
Marine vessel maintenance and other operating costs	—	8	—	110
Railcar and equipment maintenance	37	27	78	86
Franchise fees and state taxes	17	30	2	70
Other	44	36	84	98
Total operating expenses	923	1,406	1,907	3,005
Other expense, net	—	(2)	(3)	(1)
Net income	$1,040	$1,517	$3,107	$2,491
Net income:
Managing Member	$98	$146	$245	$293
Other Members	942	1,371	2,862	2,198
	$1,040	$1,517	$3,107	$2,491
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.11	$0.24	$0.18
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	12,055,016	$14,940	$—	$14,940
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,640	586	5,226
Balance December 31, 2013	12,055,016	12,347	—	12,347
Distributions to Other Members ($0.25 per Unit)	—	(3,014)	—	(3,014)
Distributions to Managing Member	—	—	(245)	(245)
Net income	—	2,862	245	3,107
Balance June 30, 2014 (Unaudited)	12,055,016	$12,195	$—	$12,195

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$1,040	$1,517	$3,107	$2,491
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(49)	(644)	(1,081)	(874)
Gain on sales or dispositions of securities and warrants	(44)	—	(44)	(1)
Unrealized loss on fair valuation of warrants	75	—	92	—
Depreciation of operating lease assets	369	598	749	1,285
Amortization of initial direct costs	3	4	6	9
Reversal of provision for credit losses	(2)	(26)	(2)	(26)
Impairment losses	—	156	—	156
Changes in operating assets and liabilities:
Accounts receivable	(44)	214	40	326
Prepaid expenses and other assets	2	4	7	9
Accounts payable, Managing Member	(25)	(16)	8	(17)
Accounts payable, other	(52)	(120)	(109)	(121)
Unearned operating lease income	(20)	(56)	(53)	(134)
Net cash provided by operating activities	1,253	1,631	2,720	3,103
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	315	1,712	2,141	2,604
Proceeds from sales or dispositions of securities and warrants	—	—	—	1
Principal payments received on direct financing leases	486	398	942	777
Principal payments received on notes receivable	46	74	99	202
Net cash provided by investing activities	847	2,184	3,182	3,584
Financing activities:
Repayments of non-recourse debt	(1,133)	(1,061)	(2,247)	(2,104)
Distributions to Other Members	(1,206)	(1,808)	(3,014)	(3,616)
Distributions to Managing Member	(98)	(146)	(245)	(293)
Net cash used in financing activities	(2,437)	(3,015)	(5,506)	(6,013)
Net (decrease) increase in cash and cash equivalents	(337)	800	396	674
Cash and cash equivalents at beginning of period	5,471	5,091	4,738	5,217
Cash and cash equivalents at end of period	$5,134	$5,891	$5,134	$5,891
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$191	$262	$400	$542
Cash paid during the period for taxes	$50	$76	$56	$76

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2014, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2014 and 2013 and long-lived tangible assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$4,964	99%	$5,287	96%
Canada	—	0%	127	2%
United Kingdom	53	1%	83	2%
Total International	53	1%	210	4%
Total	$5,017	100%	$5,497	100%

	As of June 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$17,046	99%	$19,803	100%
United Kingdom	87	1%	87	0%
Total International	87	1%	87	0%
Total	$17,133	100%	$19,890	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at June 30, 2014 and December 31, 2013 nor investment securities sold or disposed of during the three and six months ended June 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During the three and six months ended June 30, 2014, the Company recorded unrealized losses of $75 thousand and $92 thousand, respectively, on fair valuation of its warrants. Such unrealized loss reduced the estimated fair value of the Company’s portfolio of warrants to $85 thousand at June 30, 2014 from $177 thousand at December 31, 2013. There were no unrealized gains or losses recorded during the first six months of 2013. A gain of $44 thousand was recognized on the net exercise of certain warrants during the second quarter of 2014. Such amount also represents total gain for the first six months of 2014. By comparison, there was no net exercise of warrants during the second quarter of 2013; and, total gain recognized on the net exercise of warrants was nominal during the first six months of 2013.

Other expense, net:

Other expense, net consisted solely of net losses on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2014, only one note receivable remained unsettled with a net balance of $427 thousand outstanding. Such note bears an annual interest rate of 8.5% and matures in 2016.

There were no notes receivable deemed impaired or in non-accrual status as of June 30, 2014 and December 31, 2013.

During the first quarter of 2013, the Company realized a $54 thousand gain on the full settlement of an impaired note prior to its scheduled maturity. Such note was originally deemed impaired during the second quarter of 2012, for which the Company recorded a fair value adjustment of $54 thousand to reduce the cost basis of the impaired note. There have been no additional early terminations of notes receivable subsequent to the first quarter of 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$110
Year ending December 31, 2015	166
2016	188
464
Less: portion representing unearned interest income	(37)
Notes receivable, net	$427

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$7	$48	$54	$—	$109
Reversal of provision	—	(7)	(45)	—	—	(52)
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	3	—	—	3
Reversal of provision	—	—	(2)	—	—	(2)
Balance June 30, 2014	$—	$—	$1	$—	$—	$1

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

As of June 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$427	$9,879 [1]	$10,306
Ending balance: individually evaluated for impairment	$427	$9,879	$10,306
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $8 of unamortized initial direct costs

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$526	$10,823 [2]	$11,349
Ending balance: individually evaluated for impairment	$526	$10,823	$11,349
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $13 of unamortized initial direct costs

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$427	$526	$9,871	$10,810
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$427	$526	$9,871	$10,810

At June 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

June 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$427	$427	$—
Finance leases	—	—	—	—	9,871	9,871	—
Total	$—	$—	$—	$—	$10,298	$10,298	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$526	$526	$—
Finance leases	—	—	—	—	10,810	10,810	—
Total	$—	$—	$—	$—	$11,336	$11,336	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2014 and December 31, 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at June 30, 2014 and December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$8,406	$(727)	$(749)	$6,930
Net investment in direct financing leases	10,810	3	(942)	9,871
Assets held for sale or lease, net	656	(337)	—	319
Initial direct costs, net of accumulated amortization of $88 at June 30, 2014 and $83 at December 31, 2013	18	—	(5)	13
Total	$19,890	$(1,061)	$(1,696)	$17,133

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2014. By comparison, during the second quarter of 2013, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustment totaling $156 thousand to reduce the cost basis of the equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2013.

As of June 30, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $369 thousand and $598 thousand for the respective three months ended June 30, 2014 and 2013, and was $749 thousand and $1.3 million for the respective six months ended June 30, 2014 and 2013. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $3 thousand and $4 thousand for the respective three months ended June 30, 2014 and 2013, and was $6 thousand and $9 thousand for the respective six months ended June 30, 2014 and 2013.

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Transportation, rail	$11,635	$—	$549	$12,184
Marine vessels	11,200	—	—	11,200
Transportation, other	4,639	—	—	4,639
Manufacturing	2,174	—	(447)	1,727
Materials handling	1,383	—	(255)	1,128
Agriculture	1,151	—	—	1,151
Construction	759	—	(189)	570
Natural gas compressors	1,671	—	(1,671)	—
Other	57	—	(40)	17
	34,669	—	(2,053)	32,616
Less accumulated depreciation	(26,263)	(749)	1,326	(25,686)
Total	$8,406	$(749)	$(727)	$6,930

The average estimated residual value for assets on operating leases was 15% and 17% of the assets’ original cost at June 30, 2014 and December 31, 2013, respectively. There were no operating leases placed in non-accrual status as of June 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $55 thousand and $29 thousand for the respective three months ended June 30, 2014 and 2013, and $97 thousand and $42 thousand for the respective six months ended June 30, 2014 and 2013.

Direct financing leases:

As of June 30, 2014 investment in direct financing leases consists of material handling and mining equipment. As of December 31, 2013, such investment primarily consisted of mining equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$10,366	$12,584
Estimated residual values of leased equipment (unguaranteed)	3,543	3,542
Investment in direct financing leases	13,909	16,126
Less unearned income	(4,038)	(5,316)
Net investment in direct financing leases	$9,871	$10,810

There was no investment in direct financing lease assets in non-accrual status at June 30, 2014 and December 31, 2013.

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$1,743	$2,226	$3,969
Year ending December 31, 2015	2,103	4,453	6,556
2016	391	3,686	4,077
2017	345	1	346
2018	182	—	182
2019	182	—	182
Thereafter	46	—	46
	$4,992	$10,366	$15,358

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$141	$170	$281	$353
Asset management fees to Managing Member and/or affiliates	80	94	166	188
	$221	$264	$447	$541

7. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $11.4 million over the remaining lease terms; and the carrying value of the pledged assets is $11.8 million. The notes mature from 2015 through 2017.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$2,321	$326	$2,647
Year ending December 31, 2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$10,858	$880	$11,738

8. Commitments and Contingencies:

At June 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

10. Members’ capital:

As of June 30, 2014 and December 31, 2013, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and six months ended June 30, 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions declared	$1,206	$1,808	$3,014	$3,616
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.10	$0.15	$0.25	$0.30

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

At June 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. There were no non-recurring fair value adjustments as of June 30, 2014. By comparison, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease assets during 2013. Amounts at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $85 thousand and $177 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$177
Unrealized loss on warrants, net recorded during the period	(92)
Balance at June 30, 2014	$85

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the respective three and six months ended June 30, 2014.

During the second quarter of 2013, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments totaling $156 thousand. Such amounts also represent the total fair value adjustments for the six months ended June 30, 2013. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of December 31, 2013, all impaired lease equipment was either disposed of or were re-categorized to off-lease equipment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.33 – 5.66
			Risk-free interest rate	0.04% – 1.79%
			Annualized volatility	16.51% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.62 – 7.00
			Risk-free interest rate	0.11% – 2.28%
			Annualized volatility	17.80% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$500 (total of $2,500)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,134	$5,134	$—	$—	$5,134
Notes receivable, net	427	—	—	427	427
Investment in securities	5	—	—	5	5
Warrants	85	—	—	85	85
Financial liabilities:
Non-recourse debt	10,858	—	—	11,194	11,194

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,738	$4,738	$—	$—	$4,738
Notes receivable, net	526	—	—	526	526
Investment in securities	5	—	—	5	5
Warrants	177	—	—	177	177
Financial liabilities:
Non-recourse debt	13,105	—	—	13,575	13,575

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

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net income of $1.0 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively. The results for the second quarter of 2014 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $962 thousand, or 33%, as compared to the prior year period. The net decrease in total revenues was primarily due to a decrease in gains recognized on sales of lease assets and early termination of notes receivable, reduced operating lease and direct financing lease revenues and, an unrealized loss on fair valuation of warrants. Such decreases in revenues were partially offset by an increase in gain realized on the disposition of investments securities and warrants.

The decline in gain on sales of lease assets and early termination of notes receivable totaled $595 thousand and was primarily due to a change in the mix of assets sold.

The reduction in operating and direct financing lease revenues totaled $239 thousand and $115 thousand, respectively. The decline in operating lease revenues was largely due to the impact of continued run-off and disposition of lease assets; while the decrease in direct financing lease revenue was attributable to run-off of the portfolio. Finally, the unrealized loss on fair valuation of warrants totaled $75 thousand and was a result of the revaluation of certain warrant positions in the Fund’s portfolio.

Partially offsetting the aforementioned decreases in revenues was a $44 thousand gain on sales or dispositions of securities and warrants. Such gain was solely related to the net exercise of certain warrants during the current year quarter.

Expenses

Total expenses for the second quarter of 2014 decreased by $483 thousand, or 34%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, impairment losses and interest expense.

The decrease in depreciation expense totaled $229 thousand and was primarily a result of continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2013. The $156 thousand decrease in impairment losses reflects impairments recorded during the prior year quarter to reduce the cost basis of certain impaired off-lease equipment. There were no such impairments during the current year quarter.

Moreover, interest expense was reduced by $72 thousand mainly due to a $4.4 million net decrease in outstanding borrowings since June 30, 2013.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net income of $3.1 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively. The results for the first half of 2014 reflect decreases in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 decreased by $480 thousand, or 9%, as compared to the prior year period. The net decline in total revenues was largely a result of decreases in both operating and direct financing lease revenues, an unrealized loss on fair valuation of warrants, and a decline in other revenue. Such decreases in revenues were partially offset by an increase in gain on sale of lease assets and early termination of notes receivable.

The decrease in operating and direct financing lease revenues totaled $328 thousand and $229 thousand, respectively. The decline in operating lease revenues was largely due to the impact of continued run-off and disposition of lease assets; while the decrease in direct financing lease revenue was attributable to run-off of the portfolio. The unrealized loss on fair valuation of warrants totaled $92 thousand and was a result of the revaluation of certain warrant positions in the Fund’s portfolio. Finally, other revenue declined by $66 thousand as the prior year period amount included fees associated with the termination of the marine vessel lease.

Partially offsetting the aforementioned decreases in revenues was a $207 thousand increase in gain on sales of lease assets and early termination of notes receivable. Such increase was attributable to the change in mix of assets sold.

Expenses

Total expenses for the first half of 2014 decreased by $1.1 million, or 37%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in the following: depreciation expense, impairment losses, interest expense, marine vessel maintenance and other operating costs, cost reimbursements to AFS, and franchise tax fees.

The decrease in depreciation expense totaled $536 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2013. The $156 thousand decrease in impairment losses reflects impairments recorded during the prior year period to reduce the cost basis of certain impaired off-lease equipment. There were no such impairments during the current year period.

Interest expense was reduced by $143 thousand as a result of an approximate $4.4 million net decrease in outstanding borrowings since June 30, 2013. Marine vessel maintenance and other operating costs declined by $110 thousand due to first quarter 2013 costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

In addition, cost reimbursements to AFS decreased by $72 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a Fund in liquidation; and, franchise tax fees declined by $68 thousand due to a period over period reduction in estimated tax liability.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.1 million and $4.7 million at June 30, 2014 and December 31, 2013, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$1,253	$1,631	$2,720	$3,103
Investing activities	847	2,184	3,182	3,584
Financing activities	(2,437)	(3,015)	(5,506)	(6,013)
Net (decrease) increase in cash and cash equivalents	$(337)	$800	$396	$674

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $315 thousand and $1.7 million of proceeds from sales or dispositions of equipment and early termination of notes receivable during the second quarters of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.3 million and $2.0 million for the respective three months ended June 30, 2014 and 2013; while cash used to pay down debt totaled $1.1 million for each of the three months ended June 30, 2014 and 2013.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.1 million and $2.6 million of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the first six months of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $3.3 million and $3.9 million. Cash was also used to pay down $2.2 million and $2.1 million of debt during the respective six months ended June 30, 2014 and 2013; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $10.9 million and $13.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of

June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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