Form 10-Q
period 2014-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2014-11-13
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,016	$4,738
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2014 and $3 at December 31, 2013	534	585
Notes receivable, net of unearned interest income of $29 at September 30, 2014 and $57 at December 31, 2013	380	526
Prepaid expenses and other assets	60	58
Investment in securities	5	5
Fair value of warrants	81	177
Investments in equipment and leases, net of accumulated depreciation of $26,250 at September 30, 2014 and $28,006 at December 31, 2013	16,205	19,890
Total assets	$22,281	$25,979
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$42	$35
Other	213	306
Non-recourse debt	9,707	13,105
Unearned operating lease income	135	186
Total liabilities	10,097	13,632
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,184	12,347
Total Members’ capital	12,184	12,347
Total liabilities and Members’ capital	$22,281	$25,979

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$1,222	$1,348	$3,834	$4,288
Direct financing leases	596	717	1,880	2,230
Interest on notes receivable	8	14	28	49
Gain on sales of lease assets and early termination of notes receivable	385	682	1,466	1,556
Unrealized loss on fair valuation of warrants	(4)	—	(96)	—
Gain on sales or dispositions of securities and warrants	—	—	44	1
Other revenue	12	91	80	225
Total revenues	2,219	2,852	7,236	8,349
Expenses:
Depreciation of operating lease assets	361	533	1,110	1,818
Asset management fees to Managing Member and/or affiliates	78	101	244	289
Cost reimbursements to Managing Member and/or affiliates	137	174	418	527
Provision for (reversal of) credit losses	2	10	—	(16)
Impairment losses	37	63	37	219
Amortization of initial direct costs	2	3	8	12
Other management fees	7	7	21	27
Interest expense	166	239	554	770
Professional fees	21	16	102	78
Outside services	10	13	44	44
Insurance	14	15	40	47
Marine vessel maintenance and other operating costs	—	(7)	—	103
Railcar and equipment maintenance	37	44	115	130
Franchise fees and state taxes	16	21	18	91
Other	37	48	121	146
Total operating expenses	925	1,280	2,832	4,285
Other expense, net	(1)	—	(4)	(1)
Net income	$1,293	$1,572	$4,400	$4,063
Net income:
Managing Member	$98	$147	$343	$440
Other Members	1,195	1,425	4,057	3,623
	$1,293	$1,572	$4,400	$4,063
Net income per Limited Liability Company Unit (Other Members)	$0.10	$0.12	$0.34	$0.30
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	12,055,016	$14,940	$—	$14,940
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,640	586	5,226
Balance December 31, 2013	12,055,016	12,347	—	12,347
Distributions to Other Members ($0.35 per Unit)	—	(4,220)	—	(4,220)
Distributions to Managing Member	—	—	(343)	(343)
Net income	—	4,057	343	4,400
Balance September 30, 2014 (Unaudited)	12,055,016	$12,184	$—	$12,184

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$1,293	$1,572	$4,400	$4,063
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(385)	(682)	(1,466)	(1,556)
Gain on sales or dispositions of securities and warrants	—	—	(44)	(1)
Unrealized loss on fair valuation of warrants	4	—	96	—
Depreciation of operating lease assets	361	533	1,110	1,818
Amortization of initial direct costs	2	3	8	12
Provision for (reversal of) credit losses	2	10	—	(16)
Impairment losses	37	63	37	219
Changes in operating assets and liabilities:
Accounts receivable	11	(3)	51	323
Prepaid expenses and other assets	(9)	(13)	(2)	(4)
Accounts payable, Managing Member	(1)	29	7	12
Accounts payable, other	16	6	(93)	(115)
Deposits due lessees	—	(49)	—	(49)
Unearned operating lease income	2	33	(51)	(101)
Net cash provided by operating activities	1,333	1,502	4,053	4,605
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	395	1,047	2,536	3,651
Proceeds from sales or dispositions of securities and warrants	44	—	44	1
Principal payments received on direct financing leases	518	406	1,460	1,183
Principal payments received on notes receivable	47	76	146	278
Net cash provided by investing activities	1,004	1,529	4,186	5,113
Financing activities:
Repayments of non-recourse debt	(1,151)	(1,079)	(3,398)	(3,183)
Distributions to Other Members	(1,206)	(1,809)	(4,220)	(5,425)
Distributions to Managing Member	(98)	(147)	(343)	(440)
Net cash used in financing activities	(2,455)	(3,035)	(7,961)	(9,048)
Net (decrease) increase in cash and cash equivalents	(118)	(4)	278	670
Cash and cash equivalents at beginning of period	5,134	5,891	4,738	5,217
Cash and cash equivalents at end of period	$5,016	$5,887	$5,016	$5,887
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$172	$245	$572	$787
Cash paid during the period for taxes	$3	$1	$59	$77

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2014, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 5. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2014 and 2013 and long-lived tangible assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$7,161	99%	$8,085	97%
Canada	—	0%	148	2%
United Kingdom	75	1%	116	1%
Total International	75	1%	264	3%
Total	$7,236	100%	$8,349	100%

	As of September 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$16,155	100%	$19,803	100%
United Kingdom	50	0%	87	0%
Total International	50	0%	87	0%
Total	$16,205	100%	$19,890	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at September 30, 2014 and December 31, 2013 nor investment securities sold or disposed of during the three and nine months ended September 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2014, the Company recorded unrealized losses of $4 thousand and $96 thousand, respectively, on the fair valuation of its warrant holdings. Such unrealized losses reduced the estimated fair value of the Company’s portfolio of warrants to $81 thousand at September 30, 2014 from $177 thousand at December 31, 2013. There were no unrealized gains or losses recorded during the three and nine months ended September 30, 2013. Gains of $44 thousand and $1 thousand were recognized on the net exercise of certain warrants during the first nine months of 2014 and 2013. None of such gains were recognized during the related third quarters.

Other expense, net:

Other expense, net consisted solely of net losses on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2014, only one note receivable remained unsettled with a net balance of $380 thousand outstanding. Such note bears an annual interest rate of 8.5% and matures in 2016.

There were no notes receivable deemed impaired or in non-accrual status as of September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$55
Year ending December 31, 2015	166
2016	188
409
Less: portion representing unearned interest income	(29)
Notes receivable, net	$380

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$7	$48	$54	$—	$109
Reversal of provision	—	(7)	(45)	—	—	(52)
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	3	—	—	3
Provision	—	—	—	—	—	—
Balance September 30, 2014	$—	$—	$3	$—	$—	$3

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

As of September 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$380	$9,360[1]	$9,740
Ending balance: individually evaluated for impairment	$380	$9,360	$9,740
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $7 of unamortized initial direct costs

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$380	$526	$9,353	$10,810
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$380	$526	$9,353	$10,810

At September 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

September 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$380	$380	$—
Finance leases	—	—	—	—	9,353	9,353	—
Total	$—	$—	$—	$—	$9,733	$9,733	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$526	$526	$—
Finance leases	—	—	—	—	10,810	10,810	—
Total	$—	$—	$—	$—	$11,336	$11,336	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2014 and December 31, 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at September 30, 2014 and December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$8,406	$(739)	$(1,109)	$6,558
Net investment in direct financing leases	10,810	3	(1,460)	9,353
Assets held for sale or lease, net	656	(371)	(1)	284
Initial direct costs, net of accumulated amortization of $91 at September 30, 2014 and $83 at December 31, 2013	18	—	(8)	10
Total	$19,890	$(1,107)	$(2,578)	$16,205

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, the Company recorded $37 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment during the third quarter of 2014. Such amount also represents total fair value adjustments for the nine months ended September 30, 2014. By comparison, during the three and nine months ended September 30, 2013, the Company recorded $63 thousand and $219 thousand of fair value adjustments to reduce the cost basis of impaired off-lease equipment.

As of September 30, 2014 and December 31, 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases that have related accounts receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $361 thousand and $533 thousand for the respective three months ended September 30, 2014 and 2013, and was $1.1 million and $1.8 million for the respective nine months ended September 30, 2014 and 2013. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $2 thousand and $3 thousand for the respective three months ended September 30, 2014 and 2013, and was $8 thousand and $12 thousand for the respective nine months ended September 30, 2014 and 2013.

All of the leased property was acquired in years beginning with 2002 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation, rail	$11,635	$—	$723	$12,358
Marine vessels	11,200	—	—	11,200
Transportation, other	4,639	—	(197)	4,442
Manufacturing	2,174	—	(447)	1,727
Agriculture	1,151	—	—	1,151
Materials handling	1,383	—	(363)	1,020
Construction	759	—	(194)	565
Natural gas compressors	1,671	—	(1,671)	—
Other	57	—	(41)	16
	34,669	—	(2,190)	32,479
Less accumulated depreciation	(26,263)	(1,109)	1,451	(25,921)
Total	$8,406	$(1,109)	$(739)	$6,558

The average estimated residual value for assets on operating leases was 15% and 17% of the assets’ original cost at September 30, 2014 and December 31, 2013, respectively. There were no operating leases placed in non-accrual status as of September 30, 2014 and December 31, 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $51 thousand and $2 thousand for the respective three months ended September 30, 2014 and 2013, and $148 thousand and $44 thousand for the respective nine months ended September 30, 2014 and 2013.

Direct financing leases:

As of September 30, 2014 investment in direct financing leases consists of materials handling and mining equipment. As of December 31, 2013, such investment primarily consisted of mining equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$9,253	$12,584
Estimated residual values of leased equipment (unguaranteed)	3,543	3,542
Investment in direct financing leases	12,796	16,126
Less unearned income	(3,443)	(5,316)
Net investment in direct financing leases	$9,353	$10,810

There was no investment in direct financing lease assets in non-accrual status at September 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$876	$1,113	$1,989
Year ending December 31, 2015	2,198	4,453	6,651
2016	487	3,686	4,173
2017	433	1	434
2018	256	—	256
2019	218	—	218
Thereafter	46	—	46
	$4,514	$9,253	$13,767

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Manufacturing	10 – 15
Natural gas compressors	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Transportation, other	7 – 10
Materials handling	7 – 10

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$137	$174	$418	$527
Asset management fees to Managing Member and/or affiliates	78	101	244	289
	$215	$275	$662	$816

7. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $10.1 million over the remaining lease terms; and the carrying value of the pledged assets is $11.2 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$1,170	$153	$1,323
Year ending December 31, 2015	4,616	420	5,036
2016	3,743	133	3,876
2017	178	1	179
	$9,707	$707	$10,414

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies:

At September 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

10. Members’ capital:

As of September 30, 2014 and December 31, 2013, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and nine months ended September 30, 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions declared	$1,206	$1,809	$4,220	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.10	$0.15	$0.35	$0.45

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

At September 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. However, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets during the first nine months of 2014, and those of impaired lease and off-lease assets during 2013. Amounts at September 30, 2014 and December 31, 2013 reflect the fair value of the then existing impaired assets.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $81 thousand and $177 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$177
Unrealized loss on warrants, net recorded during the period	(96)
Balance at September 30, 2014	$81

Impaired off-lease equipment (non-recurring)

During the third quarter of 2014, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $37 thousand to reduce the cost basis of the equipment. Such amount also represents total fair value adjustments for the nine months ended September 30, 2014. By comparison, during the respective three and nine months ended September 30, 2013, the Company recorded $63 thousand and $219 thousand of fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment. No additional adjustments were recorded during the fourth quarter of 2013. As of December 31, 2013, all impaired lease equipment was either disposed of or were re-categorized to off-lease equipment.

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

As of September 30, 2014, the fair value measurement of assets measured at fair value on a non-recurring basis was nominal. The table below presents the December 31, 2013 fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$3	$—	$—	$3

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2014 and December 31, 2013:

September 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.08 – 5.75
			Risk-free interest rate	0.02% – 1.95%
			Annualized volatility	16.15% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$100 – $300 (total of $400)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $50.94
			Exercise price	$0.16 – $50.94
			Time to maturity (in years)	0.62 – 7.00
			Risk-free interest rate	0.11% – 2.28%
			Annualized volatility	17.80% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$500 (total of $2,500)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,016	$5,016	$—	$—	$5,016
Notes receivable, net	380	—	—	380	380
Investment in securities	5	—	—	5	5
Warrants	81	—	—	81	81
Financial liabilities:
Non-recourse debt	9,707	—	—	9,974	9,974

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,738	$4,738	$—	$—	$4,738
Notes receivable, net	526	—	—	526	526
Investment in securities	5	—	—	5	5
Warrants	177	—	—	177	177
Financial liabilities:
Non-recourse debt	13,105	—	—	13,575	13,575

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

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $1.3 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. The results for the third quarter of 2014 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 decreased by $633 thousand, or 22%, as compared to the prior year period. The net decrease in total revenues was primarily due to decreases in gains recognized on sales of lease assets and early termination of notes receivable, operating lease revenues, direct financing lease revenues and other revenue.

The decrease in gain on sales of lease assets and early termination of notes receivable totaled $297 thousand and was primarily due to the decline in volume and change in the mix of assets sold. Operating lease revenues declined by $126 thousand as a result of continued run-off and sales of lease assets. Direct financing lease revenues was reduced by $121 thousand largely due to run-off of the portfolio; and, other revenue declined by $79 thousand as the prior year period amounts included fees associated with the termination of the marine vessel lease, and additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the third quarter of 2014 decreased by $355 thousand, or 28%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, cost reimbursements to AFS, impairment losses and asset management fees to AFS.

The decrease in depreciation expense totaled $172 thousand and was primarily a result of continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since September 30, 2013. Interest expense was reduced by $73 thousand as a result of a $4.5 million net decrease in outstanding borrowings since September 30, 2013. Cost reimbursements to AFS decreased by $37 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation.

Moreover, the decline in impairment losses totaled $26 thousand and was attributable to a decrease in fair value adjustments to reduce the cost basis of certain impaired off-lease equipment, including certain materials handling equipment and vehicles, based on information and/or pricing quotes from third party remarketing agents. Finally, asset management fees paid to AFS declined by $23 thousand as a result of continued decline in managed assets and related rents.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $4.4 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively. The results for the first nine months of 2014 reflect decreases in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 decreased by $1.1 million, or 13%, as compared to the prior year period. The net decline in total revenues was largely a result of decreases in both operating and direct financing lease revenues, a decline in other revenue, an unrealized loss on fair valuation of warrants, and a decrease in gain on sale of lease assets and early termination of notes receivable.

The decrease in operating and direct financing lease revenues totaled $454 thousand and $350 thousand, respectively. The decline in operating lease revenues was largely due to the impact of continued run-off and disposition of lease assets; while the decrease in direct financing lease revenues was attributable to run-off of the portfolio. Other revenue declined by $145 thousand as the prior year period amount included fees associated with the termination of the marine vessel lease, and additional billings for excess wear and tear on returned equipment.

Moreover, the unrealized loss on fair valuation of warrants totaled $96 thousand and was a result of the revaluation of certain warrant positions in the Fund’s portfolio. Finally, the decrease in gain on sales of lease assets and early termination of notes receivable totaled $90 thousand and was primarily due to the decline in volume and change in the mix of assets sold.

Expenses

Total expenses for the first nine months of 2014 decreased by $1.5 million, or 34%, as compared to the prior year period. The net decline in expenses was primarily due to decreases in the following: depreciation expense, interest expense, impairment losses, cost reimbursements to AFS, marine vessel maintenance and other operating costs, and franchise tax fees.

The decrease in depreciation expense totaled $708 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since September 30, 2013. Interest expense was lower by $216 thousand as a result of an approximate $4.5 million net decrease in outstanding borrowings since September 30, 2013.

The decline in impairment losses totaled $182 thousand and was a result of a decrease in fair value adjustments to reduce the cost basis of certain impaired off-lease equipment, including certain materials handling equipment and vehicles, based on information and/or pricing quotes from third party remarketing agents. Moreover, costs reimbursed to AFS decreased by $109 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations. Marine vessel maintenance and other operating costs declined by $103 thousand due to first quarter 2013 costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013. Finally, franchise tax fees declined by $73 thousand due to a period over period reduction in estimated tax liability.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.0 million and $4.7 million at September 30, 2014 and December 31, 2013, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$1,333	$1,502	$4,053	$4,605
Investing activities	1,004	1,529	4,186	5,113
Financing activities	(2,455)	(3,035)	(7,961)	(9,048)
Net (decrease) increase in cash and cash equivalents	$(118)	$(4)	$278	$670

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity have been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $439 thousand and $1.0 million of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the third quarters of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.3 million and $2.0 million and cash used to pay down debt totaled $1.2 million and $1.1 million for the respective three months ended September 30, 2014 and 2013.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.6 million and $3.7 million of proceeds from sales or dispositions of equipment and early termination of notes receivable, and the disposition of investment securities during the first nine months of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $4.6 million and $5.9 million. Cash was also used to pay down $3.4 million and $3.2 million of debt during the respective nine months ended September 30, 2014 and 2013; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $9.7 million and $13.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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