Form 10-K
period 2014-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2015-03-30
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2014, 12,055,016 Units remain issued and outstanding.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company also had investments in notes receivable of which $332 thousand remained outstanding at December 31, 2014.

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

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
The Sabine Mining Company	Mining	33%	34%
Yellow Fin Marine Services LLC	Transportation, marine	12%	*
Union Pacific Railroad Company	Transportation, rail	11%	10%
*	Less than 10%

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$33,231	$3,938	$39,696
Mining equipment	22,774	8,104	26,096
Construction	14,172	3,654	12,747
Transportation, other	13,658	1,605	16,296
Aviation	12,612	9,681	8,575
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	3,836	1,663	4,426
Marine vessels	1,832	—	2,481
Transportation, rail	583	320	468
Other	5,190	2,243	4,473
	$119,179	$33,260	$126,444

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

For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2014 and 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$3,880	$264	$3,460
Aircraft	2,680	1,360	3,864
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	1,528	338	1,483
	$11,971	$2,328	$12,332

For further information regarding the Company’s notes receivable portfolio as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 3,083 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2014. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2014, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $1.61 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2014 and 2013. During 2014, the rate was $0.15 per Unit for the first quarter distribution and $0.10 per Unit for each of the subsequent three quarters. During 2013, the rate for each quarterly distribution was $0.15 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2014	2013
Net income per Unit, based on weighted average Units outstanding	$0.41	$0.38
Return of investment	0.04	0.22
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.45	0.60
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.45	$0.60
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Marine transportation/Transportation, other	24%	28%
Transportation, rail	23%	24%
Mining	22%	29%
Paper products	*	11%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2014 and 2013 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
The Sabine Mining Company	Mining	33%	34%
Yellow Fin Marine Services LLC	Transportation, marine	12%	*
Union Pacific Railroad Company	Transportation, rail	11%	10%
*	Less than 10%

The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 100% and 90% as of December 31, 2014 and 2013, respectively. The increase in utilization percentage was a result of the transfer of certain lease equipment from inventory to revenue producing leases coupled with sales or dispositions of certain off-lease equipment.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2014 versus 2013

The Company had net income of $5.4 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively. The net results for 2014 reflect decreases in both total operating expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2014 decreased by $1.3 million, or 12%, as compared to prior year. The net decline in total revenues was largely a result of decreases in both operating and direct financing lease revenues, an unrealized loss on fair valuation of warrants, and a decline in other revenue.

The decrease in operating and direct financing lease revenues totaled $479 thousand and $475 thousand, respectively. The decline in operating lease revenues was largely due to the impact of continued run-off and disposition of lease assets; while the decrease in direct financing lease revenues was attributable to run-off of the portfolio. During 2014, the Company recorded $52 thousand of unrealized losses on fair valuation of warrants as compared to $177 thousand of unrealized gains during the prior year. The unrealized losses for the current year reduced the fair value of the Company’s portfolio of warrants from $177 thousand at December 31, 2013 to $125 thousand at December 31, 2014. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the decline in fair market value is related to the price of one portfolio company subsequent to its initial public offering partially offset by an increase in the Fund’s population of portfolio companies. In addition, other revenue declined by $147 thousand as the prior year amount included fees associated with the termination of the marine vessel lease, and additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for 2014 decreased by $1.5 million, or 28%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense, impairment losses, cost reimbursements to AFS, marine vessel maintenance and other operating costs, and franchise tax fees offset, in part, by an increase in asset management fees.

The decrease in depreciation expense totaled $777 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since December 31, 2013. Interest expense was lower by $290 thousand as a result of an approximate $4.6 million net decrease in outstanding borrowings since December 31, 2013.

The decline in impairment losses totaled $182 thousand and was a result of a decrease in fair value adjustments to reduce the cost basis of certain impaired off-lease equipment, including certain materials handling equipment and vehicles, based on information and/or pricing quotes from third party remarketing agents. Moreover, costs reimbursed to AFS decreased by $119 thousand largely due to lower costs allocated by the Manager based on the Company’s declining asset base and operations. Marine vessel maintenance and other operating costs declined by $103 thousand due to first quarter 2013 costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013 as it has remained idle since December 2012 due to market conditions. Finally, franchise tax fees declined by $81 thousand due to a reduction in estimated tax liability reflecting the year over year decrease in revenues and asset base.

The aforementioned decreases in expenses were partially offset by a $95 thousand increase in management fees paid to AFS as a result of fees related to identifying (and finalizing lease agreements with) new lessees for off-lease and/or terminating lease assets.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $4.6 million and $4.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$5,350	$5,869
Investing activities	4,978	5,750
Financing activities	(10,433)	(12,098)
Net decrease in cash and cash equivalents	$(105)	$(479)

2014 versus 2013

During 2014 and 2013, the Company’s primary sources of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.8 million and $3.8 million of proceeds from sales or dispositions of equipment and investment securities for the respective years ended December 31, 2014 and 2013.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $5.9 million and $7.8 million. Cash was also used to pay down $4.6 million and $4.3 million of debt during 2014 and 2013, respectively; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $8.5 million and $13.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Company filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Company’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$4,633	$4,738
Accounts receivable, net of allowance for doubtful accounts of $7 at December 31, 2014 and $3 at December 31, 2013	564	585
Notes receivable, net of unearned interest income of $22 at December 31, 2014 and $57 at December 31, 2013	332	526
Prepaid expenses and other assets	56	58
Investment in securities	5	5
Fair value of warrants	125	177
Investments in equipment and leases, net of accumulated depreciation of $25,440 at December 31, 2014 and $28,006 at December 31, 2013	15,256	19,890
Total assets	$20,971	$25,979
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$175	$35
Other	207	306
Non-recourse debt	8,537	13,105
Unearned operating lease income	200	186
Total liabilities	9,119	13,632
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,852	12,347
Total Members’ capital	11,852	12,347
Total liabilities and Members’ capital	$20,971	$25,979

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$5,013	$5,492
Direct financing leases	2,442	2,917
Interest on notes receivable	35	60
Gain on sales of lease assets and early termination of notes receivable	1,622	1,615
Unrealized (loss) gain on fair valuation of warrants	(52)	177
Gain on sales or dispositions of securities and warrants	44	1
Other revenue	84	231
Total revenues	9,188	10,493
Expenses:
Depreciation of operating lease assets	1,469	2,246
Asset management fees to Managing Member and/or affiliates	471	376
Cost reimbursements to Managing Member and/or affiliates	557	676
Provision for (reversal of) credit losses	4	(52)
Impairment losses	37	219
Amortization of initial direct costs	10	15
Other management fees	28	35
Interest expense	701	991
Professional fees	114	100
Outside services	56	60
Insurance	52	53
Marine vessel maintenance and other operating costs	—	103
Railcar and equipment maintenance	147	151
Franchise fees and state taxes	31	112
Other	140	182
Total operating expenses	3,817	5,267
Other expense, net	(1)	—
Net income	$5,370	$5,226
Net income:
Managing Member	$440	$586
Other Members	4,930	4,640
	$5,370	$5,226
Net income per Limited Liability Company Unit (Other Members)	$0.41	$0.38
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	12,055,016	$14,940	$—	$14,940
Distributions to Other Members ($0.60 per Unit)	—	(7,233)	—	(7,233)
Distributions to Managing Member	—	—	(586)	(586)
Net income	—	4,640	586	5,226
Balance December 31, 2013	12,055,016	12,347	—	12,347
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	4,930	440	5,370
Balance December 31, 2014	12,055,016	$11,852	$—	$11,852

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$5,370	$5,226
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(1,622)	(1,615)
Gain on sales or dispositions of securities and warrants	(44)	(1)
Unrealized loss (gain) on fair valuation of warrants	52	(177)
Depreciation of operating lease assets	1,469	2,246
Amortization of initial direct costs	10	15
Provision for (reversal of) credit losses	4	(52)
Impairment losses	37	219
Changes in operating assets and liabilities:
Accounts receivable	17	347
Prepaid expenses and other assets	2	1
Accounts payable, Managing Member	140	(34)
Accounts payable, other	(99)	(148)
Deposits due lessees	—	(49)
Unearned operating lease income	14	(109)
Net cash provided by operating activities	5,350	5,869
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	2,729	3,783
Proceeds from sales or dispositions of securities and warrants	44	1
Principal payments received on direct financing leases	2,011	1,616
Principal payments received on notes receivable	194	350
Net cash provided by investing activities	4,978	5,750
Financing activities:
Repayments of non-recourse debt	(4,568)	(4,279)
Distributions to Other Members	(5,425)	(7,233)
Distributions to Managing Member	(440)	(586)
Net cash used in financing activities	(10,433)	(12,098)
Net decrease in cash and cash equivalents	(105)	(479)
Cash and cash equivalents at beginning of year	4,738	5,217
Cash and cash equivalents at end of year	$4,633	$4,738
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$726	$1,014
Cash paid during the year for taxes	$62	$77

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2014, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2014 and 2013 and long-lived assets as of December 31, 2014 and 2013 (dollars in thousands):

	For The Year Ended December 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$9,108	99%	$10,207	97%
United Kingdom	80	1%	138	1%
Canada	—	0%	148	2%
Total International	80	1%	286	3%
Total	$9,188	100%	$10,493	100%

	As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$15,222	100%	$19,803	100%
United Kingdom	34	0%	87	0%
Total International	34	0%	87	0%
Total	$15,256	100%	$19,890	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2014 and 2013, the Company’s net foreign currency gains (losses) were nominal.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2014 and 2013 nor investment securities sold or disposed of during the years ended December 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During 2014 and 2013, the Company recorded unrealized losses of $52 thousand and unrealized gains of $177 thousand, respectively, on the fair valuation of its warrant holdings. As of December 31, 2014 and 2013, the estimated fair value of the Company’s portfolio of warrants amounted to $125 thousand and $177 thousand, respectively. During 2014, the Company realized an approximate $44 thousand of gains on the net exercise of warrants. Such realized gains were nominal during 2013.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $31 thousand and $112 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$11,852	$12,347
Tax basis of net assets (unaudited)	17,739	15,451
Difference	$(5,887)	$(3,104)

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

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$5,370	$5,226
Tax adjustments (unaudited):
Adjustment to depreciation expense	36	337
Provision for losses and doubtful accounts	4	(51)
Adjustments to revenues/other expenses	2,121	1,671
Adjustments to gain on sales of assets	637	940
Other	(15)	(170)
Income per federal tax return (unaudited)	$8,153	$7,953

Other expense, net:

Other expense, net for the years ended December 31, 2014 and 2013 consisted solely of net losses on foreign exchange transactions. Such net losses were nominal for both 2014 and 2013.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Marine transportation/Transportation, other	24%	28%
Transportation, rail	23%	24%
Mining	22%	29%
Paper products	*	11%
*	Less than 10%

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
The Sabine Mining Company	Mining	33%	34%
Yellow Fin Marine Services LLC	Transportation, marine	12%	*
Union Pacific Railroad Company	Transportation, rail	11%	10%
*	Less than 10%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2014, only one note receivable remained unsettled with a net balance of $332 thousand outstanding. Such note bears an annual interest rate of 8.5% and matures in 2016.

There were no notes receivable deemed impaired or in non-accrual status as of December 31, 2014 and 2013.

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

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$166
2016	188
354
Less: portion representing unearned interest income	(22)
Notes receivable, net	$332

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$7	$48	$54	$—	$109
Reversal of provision	—	(7)	(45)	—	—	(52)
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	3	—	—	3
Provision	—	—	4	—	—	4
Balance December 31, 2014	$—	$—	$7	$—	$—	$7

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

As of December 31, 2014 and 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$8,807[1]	$9,139
Ending balance: individually evaluated for impairment	$332	$8,807	$9,139
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[1]	Includes $5 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$526	$10,823[2]	$11,349
Ending balance: individually evaluated for impairment	$526	$10,823	$11,349
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[2]	Includes $13 of unamortized initial direct costs.

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

At December 31, 2014 and 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2014	2013	2014	2013
Pass	$332	$526	$8,802	$10,810
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$332	$526	$8,802	$10,810

As of December 31, 2014 and 2013, the investment in financing receivables is aged as follows (in thousands):

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	—	—	8,802	8,802	—
Total	$—	$—	$—	$—	$9,134	$9,134	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$526	$526	$—
Finance leases	—	—	—	—	10,810	10,810	—
Total	$—	$—	$—	$—	$11,336	$11,336	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2014 and 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at December 31, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$8,406	$(742)	$(1,468)	$6,196
Net investment in direct financing leases	10,810	3	(2,011)	8,802
Assets held for sale or lease, net	656	(405)	(1)	250
Initial direct costs, net of accumulated amortization of $90 at December 31, 2014 and $83 at December 31, 2013	18	—	(10)	8
Total	$19,890	$(1,144)	$(3,490)	$15,256

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

As a result of these reviews, the Company recorded $37 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment during 2014. By comparison, fair value adjustments totaling $219 thousand were recorded during the prior year to reduce the cost basis of impaired lease and off-lease equipment.

As of December 31, 2014 and 2013, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.5 million and $2.2 million for the respective years ended December 31, 2014 and 2013. IDC amortization expense totaled $10 thousand during 2014, all of which was related to operating leases and direct financing leases. By comparison, during 2013, IDC amortization expense totaled $15 thousand, of which $14 thousand was related to operating and direct financing leases with the remaining $1 thousand related to the Fund’s notes receivable.

All of the leased property was acquired during the years 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation, rail	$11,635	$—	$896	$12,531
Marine vessels	11,200	—	—	11,200
Transportation, other	4,639	—	(707)	3,932
Manufacturing	2,174	—	(757)	1,417
Agriculture	1,151	—	—	1,151
Materials handling	1,383	—	(560)	823
Construction	759	—	(194)	565
Natural gas compressors	1,671	—	(1,671)	—
Other	57	—	(41)	16
	34,669	—	(3,034)	31,635
Less accumulated depreciation	(26,263)	(1,468)	2,292	(25,439)
Total	$8,406	$(1,468)	$(742)	$6,196

The average estimated residual value for assets on operating leases was 16% and 17% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating leases placed in non-accrual status as of December 31, 2014 and 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $179 thousand and $48 thousand during the years ended December 31, 2014 and 2013, respectively.

Direct financing leases:

As of December 31, 2014, investment in direct financing leases consists of materials handling and mining equipment. As of December 31, 2013, such investment consisted of mining equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total minimum lease payments receivable	$8,140	$12,584
Estimated residual values of leased equipment (unguaranteed)	3,543	3,542
Investment in direct financing leases	11,683	16,126
Less unearned income	(2,881)	(5,316)
Net investment in direct financing leases	$8,802	$10,810

There was no investment in direct financing lease assets in non-accrual status at December 31, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$2,339	$4,453	$6,792
2016	491	3,686	4,177
2017	433	1	434
2018	256	—	256
2019	218	—	218
Thereafter	46	—	46
	$3,783	$8,140	$11,923

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Mining	30 – 40
Marine vessels	20 – 30
Manufacturing	10 – 15
Natural gas compressors	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$557	$676
Asset management fees to Managing Member and/or affiliates	471	376
	$1,028	$1,052

8. Non-recourse debt:

At December 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $8.7 million over the remaining lease terms; and the carrying value of the pledged assets is $10.5 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2015	$4,616	$420	$5,036
2016	3,743	133	3,876
2017	178	1	179
	$8,537	$554	$9,091

9. Commitments and contingencies:

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Commitments and contingencies: - (continued)

the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Company filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Company’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

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

11. Members’ capital:

As of December 31, 2014 and 2013, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2014	2013
Distributions declared	$5,425	$7,233
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.45	$0.60

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

At December 31, 2014 and 2013, only the Company’s warrants were measured on a recurring basis. However, the Company recorded non-recurring adjustments to reflect the fair value of certain impaired off-lease assets during 2014, and those of impaired lease and off-lease assets during 2013. Amounts at December 31, 2014 and 2013 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2014 and 2013, the calculated fair value of the Fund’s warrant portfolio approximated $125 thousand and $177 thousand, respectively.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$177
Unrealized loss on warrants, net recorded during the year	(52)
Balance at December 31, 2014	$125

Impaired off-lease equipment

During 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $37 thousand to reduce the cost basis of the equipment. During 2013, such fair value adjustments totaled $219 thousand and reduced the cost basis of impaired lease and off-lease equipment. As of December 31, 2013, all impaired lease equipment was either disposed of or were re-categorized to off-lease equipment.

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

The assets impaired during 2014 were all disposed of by December 31, 2014. The table below presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$3	$—	$—	$3

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy as of December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $4.48
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	1.04 – 5.20
			Risk-free interest rate	0.25% – 16.8%
			Annualized volatility	16.01% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $50.94*
			Exercise price	$0.16 – $50.94*
			Time to maturity (in years)	0.62 – 7.00
			Risk-free interest rate	0.11% – 2.28%
			Annualized volatility	17.80% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$500 (total of $2,500)
			Equipment Condition	Poor to Average

*	As adjusted for any stock split activity, as applicable

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,633	$4,633	$—	$—	$4,633
Notes receivable, net	332	—	—	332	332
Investment in securities	5	—	—	5	5
Warrants	125	—	—	125	125
Financial liabilities:
Non-recourse debt	8,537	—	—	8,747	8,747

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,738	$4,738	$—	$—	$4,738
Notes receivable, net	526	—	—	526	526
Investment in securities	5	—	—	5	5
Warrants	177	—	—	177	177
Financial liabilities:
Non-recourse debt	13,105	—	—	13,575	13,575

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2014 and 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit fees with its principal auditors totaling $66 thousand and $59 thousand, respectively.

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.