Form 10-Q
period 2015-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2015-05-15
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,744	$4,633
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2015 and $7 at December 31, 2014	609	564
Notes receivable, net of unearned interest income of $15 at March 31, 2015 and $22 at December 31, 2014	297	332
Prepaid expenses and other assets	52	56
Investment in securities	5	5
Fair value of warrants	138	125
Investments in equipment and leases, net of accumulated depreciation of $25,561 at March 31, 2015 and $25,440 at December 31, 2014	14,348	15,256
Total assets	$19,193	$20,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$82	$175
Other	225	207
Non-recourse debt	7,348	8,537
Unearned operating lease income	132	200
Total liabilities	7,787	9,119
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,406	11,852
Total Members’ capital	11,406	11,852
Total liabilities and Members’ capital	$19,193	$20,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,145	$1,353
Direct financing leases	526	656
Interest on notes receivable	7	10
Gain on sales of lease assets and early termination of notes receivable	26	1,032
Unrealized gain (loss) on fair valuation of warrants	13	(17)
Other revenue	4	20
Total revenues	1,721	3,054
Expenses:
Depreciation of operating lease assets	313	380
Asset management fees to Managing Member and/or affiliates	77	86
Cost reimbursements to Managing Member and/or affiliates	153	140
Reversal of provision for credit losses	(4)	—
Amortization of initial direct costs	2	3
Other management fees	7	8
Interest expense	128	203
Professional fees	70	63
Outside services	19	20
Insurance	10	15
Railcar and equipment maintenance	41	41
Franchise fees and state taxes	11	(15)
Other	32	40
Total operating expenses	859	984
Other expense, net	(5)	(3)
Net income	$857	$2,067
Net income:
Managing Member	$98	$147
Other Members	759	1,920
	$857	$2,067
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.16
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	12,055,016	$12,347	$—	$12,347
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	4,930	440	5,370
Balance December 31, 2014	12,055,016	11,852	—	11,852
Distributions to Other Members ($0.10 per Unit)	—	(1,205)	—	(1,205)
Distributions to Managing Member	—	—	(98)	(98)
Net income	—	759	98	857
Balance March 31, 2015 (Unaudited)	12,055,016	$11,406	$—	$11,406

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$857	$2,067
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(26)	(1,032)
Unrealized (gain) loss on fair valuation of warrants	(13)	17
Depreciation of operating lease assets	313	380
Amortization of initial direct costs	2	3
Reversal of provision for credit losses	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	84
Prepaid expenses and other assets	4	5
Accounts payable, Managing Member	(93)	33
Accounts payable, other	18	(57)
Unearned operating lease income	(68)	(33)
Net cash provided by operating activities	949	1,467
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	33	1,826
Principal payments received on direct financing leases	586	456
Principal payments received on notes receivable	35	53
Net cash provided by investing activities	654	2,335
Financing activities:
Repayments of non-recourse debt	(1,189)	(1,114)
Distributions to Other Members	(1,205)	(1,808)
Distributions to Managing Member	(98)	(147)
Net cash used in financing activities	(2,492)	(3,069)
Net (decrease) increase in cash and cash equivalents	(889)	733
Cash and cash equivalents at beginning of period	4,633	4,738
Cash and cash equivalents at end of period	$3,744	$5,471
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$134	$209
Cash paid during the period for taxes	$—	$6

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2015, 12,055,016 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2015 and 2014 and long-lived tangible assets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	For The Three Months Ended March 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$1,711	99%	$3,028	99%
United Kingdom	10	1%	26	1%
Total International	10	1%	26	1%
Total	$1,721	100%	$3,054	100%

	As of March 31,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$14,314	100%	$15,222	100%
United Kingdom	34	0%	34	0%
Total International	34	0%	34	0%
Total	$14,348	100%	$15,256	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at March 31, 2015 and December 31, 2014 nor investment securities sold or disposed of during the three months ended March 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2015 and 2014, the Company recorded unrealized gains of $13 thousand and unrealized losses of $17 thousand, respectively, on the fair valuation of its warrant holdings. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $138 thousand and $125 thousand, respectively. There no net exercises of warrants during the three months ended March 31, 2015 and 2014.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of March 31, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $297 thousand and $332 thousand, respectively. Such note bears an annual interest rate of 8.5% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$124
2016	188
312
Less: portion representing unearned interest income	(15)
Notes receivable, net	$297

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	—	4	—	—	4
Balance December 31, 2014	—	—	7	—	—	7
Reversal of provision	—	—	(4)	—	—	(4)
Balance March 31, 2015	$—	$—	$3	$—	$—	$3

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

As of March 31, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$297	$8,220[1]	$8,517
Ending balance: individually evaluated for impairment	$297	$8,220	$8,517
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$8,807[2]	$9,139
Ending balance: individually evaluated for impairment	$332	$8,807	$9,139
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $5 of unamortized initial direct costs

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$297	$332	$8,216	$8,802
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$297	$332	$8,216	$8,802

At March 31, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$297	$297	$—
Finance leases	—	—	—	—	8,216	8,216	—
Total	$—	$—	$—	$—	$8,513	$8,513	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	—	—	8,802	8,802	—
Total	$—	$—	$—	$—	$9,134	$9,134	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2015 and December 31, 2014.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$6,196	$(439)	$(313)	$5,444
Net investment in direct financing leases	8,802	—	(586)	8,216
Assets held for sale or lease, net	250	432	—	682
Initial direct costs, net of accumulated amortization of $92 at March 31, 2015 and $90 at December 31, 2014	8	—	(2)	6
Total	$15,256	$(7)	$(901)	$14,348

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2015 and 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $313 thousand and $380 thousand for the respective three months ended March 31, 2015 and 2014. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $2 thousand and $3 thousand for the respective three months ended March 31, 2015 and 2014.

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Transportation, rail	$12,531	$—	$(28)	$12,503
Marine vessels	11,200	—	—	11,200
Transportation, other	3,932	—	—	3,932
Manufacturing	1,417	—	—	1,417
Materials handling	823	—	(171)	652
Construction	565	—	—	565
Agriculture	1,151	—	(1,151)	—
Other	16	—	—	16
	31,635	—	(1,350)	30,285
Less accumulated depreciation	(25,439)	(313)	911	(24,841)
Total	$6,196	$(313)	$(439)	$5,444

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 16% of the assets’ original cost at both March 31, 2015 and December 31, 2014. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $30 thousand and $42 thousand for the respective three months ended March 31, 2015 and 2014.

Direct financing leases:

As of March 31, 2015 and December 31, 2014, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$7,027	$8,140
Estimated residual values of leased equipment (unguaranteed)	3,543	3,543
Investment in direct financing leases	10,570	11,683
Less unearned income	(2,354)	(2,881)
Net investment in direct financing leases	$8,216	$8,802

There was no investment in direct financing lease assets in non-accrual status at March 31, 2015 and December 31, 2014.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$1,470	$3,340	$4,810
Year ending December 31, 2016	491	3,686	4,177
2017	433	1	434
2018	256	—	256
2019	218	—	218
2020	46	—	46
	$2,914	$7,027	$9,941

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$153	$140
Asset management fees to Managing Member and/or affiliates	77	86
	$230	$226

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $7.4 million over the remaining lease terms; and the carrying value of the pledged assets is $9.7 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2015	$3,427	$286	$3,713
Year ending December 31, 2016	3,743	133	3,876
2017	178	1	179
	$7,348	$420	$7,768

8. Commitments and Contingencies:

At March 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital:

As of March 31, 2015 and December 31, 2014, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended March 31, 2015 and 2014. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2015	2014
Distributions declared	$1,205	$1,808
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.10	$0.15

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. There was no non-recurring adjustment recorded during the three months ended March 31, 2015 and 2014. However, the Company recorded non-recurring adjustments during the last nine months of 2014 to reflect the fair value of certain impaired off-lease assets, all of which were disposed of by December 31, 2014.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio approximated $138 thousand and $125 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$125
Unrealized gain on warrants, net recorded during the period	13
Balance at March 31, 2015	$138

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $4.48
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	0.79 – 5.20
			Risk-free interest rate	0.22% – 1.37%
			Annualized volatility	25.37% – 100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $4.48
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	1.04 – 5.20
			Risk-free interest rate	0.25% – 1.68%
			Annualized volatility	16.01% – 100.00%

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2015 and 2014. However, subsequent to March 31, 2014 and through December 31, 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $37 thousand to reduce the cost basis of the equipment.

The aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of December 31, 2014, all impaired off-lease equipment was disposed of.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,744	$3,744	$—	$—	$3,744
Notes receivable, net	297	—	—	297	297
Investment in securities	5	—	—	5	5
Warrants	138	—	—	138	138
Financial liabilities:
Non-recourse debt	7,348	—	—	7,517	7,517

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,633	$4,633	$—	$—	$4,633
Notes receivable, net	332	—	—	332	332
Investment in securities	5	—	—	5	5
Warrants	125	—	—	125	125
Financial liabilities:
Non-recourse debt	8,537	—	—	8,747	8,747

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

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net income of $857 thousand and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The results for the first quarter of 2015 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $1.3 million, or 44%, as compared to the prior year period. The net decrease in total revenues was primarily due to decreases in gains recognized on sales of lease assets and early termination of notes receivable, and in both operating lease and direct financing lease revenues.

The decrease in gain on sales of lease assets and early termination of notes receivable totaled $1.0 million and was primarily due to a $938 thousand gain realized on the sale of two gas compressors during the prior year period. Operating lease revenues declined by $208 thousand mainly due to the impact of continued run-off and sales of lease assets; and, direct financing lease revenues was reduced by $130 thousand largely due to run-off of the portfolio.

Expenses

Total operating expenses for the first quarter of 2015 decreased by $125 thousand, or 13%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in interest and depreciation expenses.

Interest expense declined by $75 thousand primarily as a result of a $4.6 million net decrease in outstanding borrowings since March 31, 2014; while depreciation expense was reduced by $67 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since March 31, 2014.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.7 million and $4.6 million at March 31, 2015 and December 31, 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$949	$1,467
Investing activities	654	2,335
Financing activities	(2,492)	(3,069)
Net (decrease) increase in cash and cash equivalents	$(889)	$733

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary sources of liquidity have been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $33 thousand and $1.8 million of proceeds from sales or dispositions of equipment and early termination of notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.3 million and $2.0 million for the respective three months ended March 31, 2015 and 2014; while cash used to pay down debt totaled $1.2 million and $1.1 million.

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $7.3 million and $8.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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