Form 10-Q
period 2015-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2015-08-14
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,009	$4,633
Accounts receivable, net of allowance for doubtful accounts of $28 at June 30, 2015 and $7 at December 31, 2014	532	564
Notes receivable, net of unearned interest income of $9 at June 30, 2015 and $22 at December 31, 2014	261	332
Prepaid expenses and other assets	50	56
Investment in securities	5	5
Fair value of warrants	145	125
Investments in equipment and leases, net of accumulated depreciation of $25,551 at June 30, 2015 and $25,440 at December 31, 2014	13,445	15,256
Total assets	$17,447	$20,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$53	$175
Other	177	207
Non-recourse debt	6,139	8,537
Unearned operating lease income	142	200
Total liabilities	6,511	9,119
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,936	11,852
Total Members’ capital	10,936	11,852
Total liabilities and Members’ capital	$17,447	$20,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,011	$1,259	$2,156	$2,612
Direct financing leases	489	628	1,015	1,284
Interest on notes receivable	5	10	12	20
Gain on sales of lease assets and early termination of notes receivable	67	49	93	1,081
Unrealized gain (loss) on fair valuation of warrants	7	(75)	20	(92)
Gain on sales or dispositions of securities and warrants	—	44	—	44
Other revenue	21	48	25	68
Total revenues	1,600	1,963	3,321	5,017
Expenses:
Depreciation of operating lease assets	262	369	575	749
Asset management fees to Managing Member and/or affiliates	82	80	159	166
Cost reimbursements to Managing Member and/or affiliates	142	141	295	281
Provision for (reversal of) credit losses	25	(2)	21	(2)
Amortization of initial direct costs	1	3	3	6
Other management fees	6	6	13	14
Interest expense	108	185	236	388
Professional fees	15	18	85	81
Outside services	13	14	32	34
Insurance	15	11	25	26
Marine vessel maintenance and other operating costs	1	—	1	—
Railcar and equipment maintenance	31	37	72	78
Franchise fees and state taxes	32	17	43	2
Other	38	44	70	84
Total operating expenses	771	923	1,630	1,907
Other income (expense), net	4	—	(1)	(3)
Net income	$833	$1,040	$1,690	$3,107
Net income:
Managing Member	$97	$98	$195	$245
Other Members	736	942	1,495	2,862
	$833	$1,040	$1,690	$3,107
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.08	$0.12	$0.24
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	12,055,016	$12,347	$—	$12,347
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	4,930	440	5,370
Balance December 31, 2014	12,055,016	11,852	—	11,852
Distributions to Other Members ($0.20 per Unit)	—	(2,411)	—	(2,411)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	1,495	195	1,690
Balance June 30, 2015 (Unaudited)	12,055,016	$10,936	$—	$10,936

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income	$833	$1,040	$1,690	$3,107
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(67)	(49)	(93)	(1,081)
Gain on sales or dispositions of securities and warrants	—	(44)	—	(44)
Unrealized (gain) loss on fair valuation of warrants	(7)	75	(20)	92
Depreciation of operating lease assets	262	369	575	749
Amortization of initial direct costs	1	3	3	6
Provision for (reversal of) credit losses	25	(2)	21	(2)
Changes in operating assets and liabilities:
Accounts receivable	52	(44)	11	40
Prepaid expenses and other assets	2	2	6	7
Accounts payable, Managing Member	(29)	(25)	(122)	8
Accounts payable, other	(48)	(52)	(30)	(109)
Unearned operating lease income	10	(20)	(58)	(53)
Net cash provided by operating activities	1,034	1,253	1,983	2,720
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	80	315	113	2,141
Principal payments received on direct financing leases	627	486	1,213	942
Principal payments received on notes receivable	36	46	71	99
Net cash provided by investing activities	743	847	1,397	3,182
Financing activities:
Repayments of non-recourse debt	(1,209)	(1,133)	(2,398)	(2,247)
Distributions to Other Members	(1,206)	(1,206)	(2,411)	(3,014)
Distributions to Managing Member	(97)	(98)	(195)	(245)
Net cash used in financing activities	(2,512)	(2,437)	(5,004)	(5,506)
Net (decrease) increase in cash and cash equivalents	(735)	(337)	(1,624)	396
Cash and cash equivalents at beginning of period	3,744	5,471	4,633	4,738
Cash and cash equivalents at end of period	$3,009	$5,134	$3,009	$5,134
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$115	$191	$249	$400
Cash paid during the period for taxes	$70	$50	$70	$56

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2015, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2015 and 2014 and long-lived tangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	For The Six Months Ended June 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$3,300	99%	$4,964	99%
United Kingdom	21	1%	53	1%
Total International	21	1%	53	1%
Total	$3,321	100%	$5,017	100%

	As of June 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$13,411	100%	$15,222	100%
United Kingdom	34	0%	34	0%
Total International	34	0%	34	0%
Total	$13,445	100%	$15,256	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at June 30, 2015 and December 31, 2014 nor investment securities sold or disposed of during the three and six months ended June 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended June 30, 2015 and 2014, the Company recorded unrealized gains of $7 thousand and unrealized losses of $75 thousand, respectively, on the fair valuation of its warrant holdings. During the six months ended June 30, 2015 and 2014, the Company recorded unrealized gains of $20 thousand and unrealized losses of $92 thousand, respectively, on the fair valuation of its warrant holdings. As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $145 thousand and $125 thousand, respectively. A gain of $44 thousand was recognized on the net exercise of certain warrants during the second quarter of 2014. Such amount also represents total gain for the first six months of 2014. By comparison, there was no exercise of warrants, net or otherwise, during the first six months of 2015.

Other income (expense), net:

Other income (expense), net consisted solely of net gains and losses on foreign exchange transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $261 thousand and $332 thousand, respectively. Such note bears an annual interest rate of 8.5% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$82
Year ending December 31, 2016	188
270
Less: portion representing unearned interest income	(9)
Notes receivable, net	$261

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	—	4	—	—	4
Balance December 31, 2014	—	—	7	—	—	7
Provision	—	—	21	—	—	21
Balance June 30, 2015	$—	$—	$28	$—	$—	$28

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

As of June 30, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$261	$7,594[1]	$7,855
Ending balance: individually evaluated for impairment	$261	$7,594	$7,855
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $3 of unamortized initial direct costs

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$261	$332	$7,591	$8,802
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$261	$332	$7,591	$8,802

At June 30, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

June 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$261	$261	$—
Finance leases	—	—	—	—	7,591	7,591	—
Total	$—	$—	$—	$—	$7,852	$7,852	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	—	—	8,802	8,802	—
Total	$—	$—	$—	$—	$9,134	$9,134	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2015 and December 31, 2014.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$6,196	$(654)	$(575)	$4,967
Net investment in direct financing leases	8,802	2	(1,213)	7,591
Assets held for sale or lease, net	250	632	—	882
Initial direct costs, net of accumulated amortization of $93 at June 30, 2015 and $90 at December 31, 2014	8	—	(3)	5
Total	$15,256	$(20)	$(1,791)	$13,445

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015 and 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $262 thousand and $369 thousand for the respective three months ended June 30, 2015 and 2014, and was $575 thousand and $749 thousand for the respective six months ended June 30, 2015 and 2014. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $3 thousand for the respective three months ended June 30, 2015 and 2014, and $3 thousand and $6 thousand for the respective six months ended June 30, 2015 and 2014.

All of the leased property was acquired in years beginning with 2002 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Transportation, rail	$12,531	$—	$(28)	$12,503
Marine vessels	11,200	—	(1,500)	9,700
Transportation, other	3,932	—	—	3,932
Manufacturing	1,417	—	(284)	1,133
Materials handling	823	—	(173)	650
Construction	565	—	—	565
Agriculture	1,151	—	(1,151)	—
Other	16	—	—	16
	31,635	—	(3,136)	28,499
Less accumulated depreciation	(25,439)	(575)	2,482	(23,532)
Total	$6,196	$(575)	$(654)	$4,967

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 16% of the assets’ original cost at both June 30, 2015 and December 31, 2014. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $25 thousand and $55 thousand for the respective three months ended June 30, 2015 and 2014, and $55 thousand and $97 thousand for the respective six months ended June 30, 2015 and 2014.

Direct financing leases:

As of June 30, 2015 and December 31, 2014, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$5,913	$8,140
Estimated residual values of leased equipment (unguaranteed)	3,543	3,543
Investment in direct financing leases	9,456	11,683
Less unearned income	(1,865)	(2,881)
Net investment in direct financing leases	$7,591	$8,802

There was no investment in direct financing lease assets in non-accrual status at June 30, 2015 and December 31, 2014.

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$1,002	$2,226	$3,228
Year ending December 31, 2016	1,314	3,686	5,000
2017	1,007	1	1,008
2018	270	—	270
2019	232	—	232
2020	49	—	49
	$3,874	$5,913	$9,787

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$142	$141	$295	$281
Asset management fees to Managing Member and/or affiliates	82	80	159	166
	$224	$221	$454	$447

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.16% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $6.1 million over the remaining lease terms; and the carrying value of the pledged assets is $8.9 million. The notes mature from 2015 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2015	$2,218	$171	$2,389
Year ending December 31, 2016	3,743	133	3,876
2017	178	1	179
	$6,139	$305	$6,444

8. Commitments and Contingencies:

At June 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital:

As of June 30, 2015 and December 31, 2014, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three and six months ended June 30, 2015 and 2014. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions declared	$1,206	$1,206	$2,411	$3,014
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.10	$0.10	$0.20	$0.25

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. There was no non-recurring adjustment recorded during the three and six months ended June 30, 2015 and 2014. However, the Company recorded non-recurring adjustments during the last six months of 2014 to reflect the fair value of certain impaired off-lease assets, all of which were disposed of by December 31, 2014.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio approximated $145 thousand and $125 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$125
Unrealized gain on warrants, net recorded during the period	20
Balance at June 30, 2015	$145

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $5.23
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	0.55 – 5.01
			Risk-free interest rate	0.14% – 1.63%
			Annualized volatility	15.12% – 100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $4.48
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	1.04 – 5.50
			Risk-free interest rate	0.25% – 1.73%
			Annualized volatility	16.01% – 100.00%

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three and six months ended June 30, 2015 and 2014. However, subsequent to June 30, 2014 and through December 31, 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $37 thousand to reduce the cost basis of the equipment.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,009	$3,009	$—	$—	$3,009
Notes receivable, net	261	—	—	261	261
Investment in securities	5	—	—	5	5
Warrants	145	—	—	145	145
Financial liabilities:
Non-recourse debt	6,139	—	—	6,271	6,271

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,633	$4,633	$—	$—	$4,633
Notes receivable, net	332	—	—	332	332
Investment in securities	5	—	—	5	5
Warrants	125	—	—	125	125
Financial liabilities:
Non-recourse debt	8,537	—	—	8,747	8,747

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

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $833 thousand and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The results for the second quarter of 2015 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 decreased by $363 thousand, or 18%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating lease and direct financing lease revenues, and in gain on sales or dispositions of securities and warrants partially offset by a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014.

The reduction in operating lease revenues totaled $248 thousand and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $139 thousand largely due to run-off of the portfolio; and, gain recognized on sales or dispositions of securities and warrants declined $44 thousand due to the absence of net exercises of warrant positions during the current year quarter.

Partially offsetting the aforementioned decreases in revenues was an $82 thousand favorable change in the fair value of the Fund’s warrants. During the three months ended June 30, 2015, the Company recorded $7 thousand of unrealized gains on fair valuation of warrants as compared to $75 thousand of unrealized losses during the prior year period. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the increase in fair market value is related to an increase in the Fund’s population of portfolio companies partially offset by the decline in price of one publicly-traded portfolio company.

Expenses

Total operating expenses for the second quarter of 2015 decreased by $152 thousand, or 16%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses partially offset by an increase in the provision for credit losses.

Depreciation expense was reduced by $107 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2014; and, interest expense declined by $77 thousand primarily as a result of a $4.7 million net decrease in outstanding borrowings since June 30, 2014.

The aforementioned decreases in expenses were offset, in part, by a $27 thousand increase in the provision for credit losses. Such increase was mainly attributable to an operating lease receivable that became delinquent during the current year period.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $1.7 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. The results for the first half of 2015 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 decreased by $1.7 million, or 34%, as compared to the prior year period. The net decrease in total revenues was primarily due to decreases in gains recognized on sales of lease assets and early termination of notes receivable, operating lease revenues and direct financing lease revenues partially offset by a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014.

The decrease in gain on sales of lease assets and early termination of notes receivable totaled $988 thousand and was primarily due to a $938 thousand gain realized on the sale of two gas compressors during the prior year period. Operating lease revenues declined by $456 thousand mainly due to the impact of continued run-off and sales of lease assets; and, direct financing lease revenues was reduced by $269 thousand largely due to run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $112 thousand favorable change in the fair value of the Fund’s warrants. During the six months ended June 30, 2015, the Company recorded $20 thousand of unrealized gains on fair valuation of warrants as compared to $92 thousand of unrealized losses during the prior year period. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the increase in fair market value is related to an increase in the Fund’s population of portfolio companies partially offset by the decline in price of one publicly-traded portfolio company.

Expenses

Total operating expenses for the first half of 2015 decreased by $277 thousand, or 15%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses partially offset by an increase in franchise fees and state taxes.

Depreciation expense was reduced by $174 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2014; while interest expense declined by $152 thousand primarily as a result of a $4.7 million net decrease in outstanding borrowings since June 30, 2014.

The aforementioned decreases in expenses were offset, in part, by a $41 thousand increase in franchise fees and state taxes resulting from a higher estimated tax liability.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.0 million and $4.6 million at June 30, 2015 and December 31, 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,034	$1,253	$1,983	$2,720
Investing activities	743	847	1,397	3,182
Financing activities	(2,512)	(2,437)	(5,004)	(5,506)
Net (decrease) increase in cash and cash equivalents	$(735)	$(337)	$(1,624)	$396

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity have been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $80 thousand and $315 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective three months ended June 30, 2015 and 2014.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.3 million for each of the three months ended June 30, 2015 and 2014; while cash used to pay down debt totaled $1.2 million and $1.1 million for the respective three months ended June 30, 2015 and 2014.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity have been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $113 thousand and $2.1 million of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective six months ended June 30, 2015 and 2014.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $2.6 million and $3.3 million for the respective six months ended June 30, 2015 and 2014; while cash used to pay down debt totaled $2.4 million and $2.2 million, respectively.

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $6.1 million and $8.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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