Form 10-K
period 2015-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2016-03-30
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2015, 12,055,016 Units remain issued and outstanding.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2015, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company had also funded investments in notes receivable totaling $14.5 million through December 31, 2015.

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

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
The Sabine Mining Company	Mining	33%	33%
Yellow Fin Marine Services LLC	Transportation, marine	15%	12%
Union Pacific Railroad Company	Transportation, rail	12%	11%

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$34,183	$4,061	$41,379
Mining equipment	22,774	8,104	26,096
Transportation, other	15,580	1,876	18,867
Construction	14,776	3,929	13,669
Aviation	12,612	9,681	8,575
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	3,836	1,663	4,426
Marine vessels	1,832	—	2,481
Transportation, rail	651	341	545
Other	5,190	2,243	4,473
	$122,725	$33,950	$131,697

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets. It will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2015 and 2014, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$3,880	$264	$3,460
Aircraft	2,680	1,360	3,864
Storage facility	2,503	—	3,623
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	1,528	338	1,483
	$14,474	$2,328	$15,955

For further information regarding the Company’s notes receivable portfolio as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 3,071 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2015. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2015, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $1.16 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2015 and 2014. During 2015, the rate for each quarterly distribution was $0.10 per Unit. During 2014, the rate was $0.15 per Unit for the first quarter distribution and $0.10 per Unit for each of the subsequent three quarters. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2015	2014
Net income per Unit, based on weighted average Units outstanding	$0.22	$0.41
Return of investment	0.18	0.04
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.40	0.45
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.40	$0.45
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2015	2014
Transportation, rail	27%	23%
Marine transportation/Transportation, other	25%	24%
Mining	20%	22%
Paper products	12%	*
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2015 and 2014 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
The Sabine Mining Company	Mining	33%	33%
Yellow Fin Marine Services LLC	Transportation, marine	15%	12%
Union Pacific Railroad Company	Transportation, rail	12%	11%

The percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 96% and 100% as of December 31, 2015 and 2014, respectively. The decrease in utilization percentage was primarily a result of the transfer of certain lease equipment from revenue producing leases to inventory.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2015 versus 2014

The Company had net income of $3.1 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. The net results for 2015 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2015 decreased by $3.2 million, or 35%, as compared to prior year. The net decline in total revenues was largely a result of decreases in gains recognized on sales of lease assets and early termination of notes receivable, and in both operating and direct financing lease revenues.

Gains on sales of lease assets and early termination of notes receivable decreased by $1.4 million primarily due to a $938 thousand gain realized on the sale of two gas compressors during the prior year coupled with the impact of a lower volume and change in mix of assets sold.

Operating lease revenues declined by $1.2 million mainly due to the impact of continued run-off and sales of lease assets; and, direct financing lease revenues was reduced by $575 thousand largely due to run-off of the portfolio.

Expenses

Total expenses for 2015 decreased by $935 thousand, or 24%, as compared to prior year. The net decline in expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees offset, in part, by an increase in impairment losses.

The decrease in depreciation expense totaled $570 thousand and was primarily attributable to run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since December 31, 2014. Interest expense was lower by $306 thousand as a result of an approximate $4.6 million net decrease in outstanding borrowings since December 31, 2014; and asset management fees decreased by $175 thousand as a result of the continued decline in managed assets and related rents.

The aforementioned decreases in expenses were partially offset by an increase in impairment losses totaling $95 thousand. Such increase was attributable to higher amounts of fair value adjustments recorded to reduce the value of certain impaired agricultural equipment based on information and/or pricing quotes from third party remarketing agents.

Capital Resources and Liquidity

At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $2.2 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$3,734	$5,350
Investing activities	3,702	4,978
Financing activities	(9,829)	(10,433)
Net decrease in cash and cash equivalents	$(2,393)	$(105)

2015 versus 2014

During 2015 and 2014, the Company’s primary sources of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $784 thousand and $2.8 million of proceeds from sales or dispositions of equipment and investment securities for the respective years ended December 31, 2015 and 2014.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $5.2 million and $5.9 million. Cash was also used to pay down $4.6 million of debt during each of 2015 and 2014; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, the Company had non-recourse long-term debt totaling $3.9 million and $8.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 29, 2016

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$2,240	$4,633
Accounts receivable, net of allowance for doubtful accounts of $1 at December 31, 2015 and $7 at December 31, 2014	533	564
Notes receivable, net of unearned interest income of $0 at December 31, 2015 and $22 at December 31, 2014	—	332
Prepaid expenses and other assets	66	56
Investment in securities	5	5
Fair value of warrants	—	125
Investments in equipment and leases, net of accumulated depreciation of $23,772 at December 31, 2015 and $25,440 at December 31, 2014	11,127	15,256
Total assets	$13,971	$20,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$4	$175
Other	211	207
Non-recourse debt	3,921	8,537
Unearned operating lease income	105	200
Total liabilities	4,241	9,119
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,730	11,852
Total Members’ capital	9,730	11,852
Total liabilities and Members’ capital	$13,971	$20,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$3,830	$5,013
Direct financing leases	1,867	2,442
Interest on notes receivable	22	35
Gain on sales of lease assets and early termination of notes receivable	184	1,622
Unrealized loss on fair valuation of warrants	(125)	(52)
Gain on sales or dispositions of investment in securities	94	44
Other revenue	105	84
Total revenues	5,977	9,188
Expenses:
Depreciation of operating lease assets	899	1,469
Asset management fees to Managing Member and/or affiliates	296	471
Cost reimbursements to Managing Member and/or affiliates	517	557
(Reversal of) provision for credit losses	(6)	4
Impairment losses	132	37
Amortization of initial direct costs	6	10
Other management fees	26	28
Interest expense	395	701
Professional fees	123	114
Outside services	59	56
Insurance	50	52
Marine vessel maintenance and other operating costs	17	—
Railcar and equipment maintenance	128	147
Franchise fees and state taxes	68	31
Other	172	140
Total operating expenses	2,882	3,817
Other expense, net	(4)	(1)
Net income	$3,091	$5,370
Net income:
Managing Member	$391	$440
Other Members	2,700	4,930
	$3,091	$5,370
Net income per Limited Liability Company Unit (Other Members)	$0.22	$0.41
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	12,055,016	$12,347	$—	$12,347
Distributions to Other Members ($0.45 per Unit)	—	(5,425)	—	(5,425)
Distributions to Managing Member	—	—	(440)	(440)
Net income	—	4,930	440	5,370
Balance December 31, 2014	12,055,016	11,852	—	11,852
Distributions to Other Members ($0.40 per Unit)	—	(4,822)	—	(4,822)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	2,700	391	3,091
Balance December 31, 2015	12,055,016	$9,730	$—	$9,730

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net income	$3,091	$5,370
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(184)	(1,622)
Gain on sales or dispositions of investment in securities	(94)	(44)
Unrealized loss on fair valuation of warrants	125	52
Depreciation of operating lease assets	899	1,469
Amortization of initial direct costs	6	10
(Reversal of) provision for credit losses	(6)	4
Impairment losses	132	37
Changes in operating assets and liabilities:
Accounts receivable	37	17
Prepaid expenses and other assets	(10)	2
Accounts payable, Managing Member	(171)	140
Accounts payable, other	4	(99)
Unearned operating lease income	(95)	14
Net cash provided by operating activities	3,734	5,350
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	690	2,729
Proceeds from sales or dispositions of investment in securities	94	44
Principal payments received on direct financing leases	2,586	2,011
Principal payments received on notes receivable	332	194
Net cash provided by investing activities	3,702	4,978
Financing activities:
Repayments of non-recourse debt	(4,616)	(4,568)
Distributions to Other Members	(4,822)	(5,425)
Distributions to Managing Member	(391)	(440)
Net cash used in financing activities	(9,829)	(10,433)
Net decrease in cash and cash equivalents	(2,393)	(105)
Cash and cash equivalents at beginning of year	4,633	4,738
Cash and cash equivalents at end of year	$2,240	$4,633
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$420	$726
Cash paid during the year for taxes	$70	$62

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2015, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2015 and 2014 and long-lived assets as of December 31, 2015 and 2014 (dollars in thousands):

	For The Year Ended December 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$5,936	99%	$9,108	99%
United Kingdom	41	1%	80	1%
Total International	41	1%	80	1%
Total	$5,977	100%	$9,188	100%

	As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$11,093	100%	$15,222	100%
United Kingdom	34	0%	34	0%
Total International	34	0%	34	0%
Total	$11,127	100%	$15,256	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2015 and 2014, the Company’s net foreign currency gains (losses) were nominal.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2015 and 2014 nor investment securities sold or disposed of during the years ended December 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During 2015 and 2014, the Company recorded unrealized losses of $125 thousand and $52 thousand, respectively, on the fair valuation of its warrant holdings. As of December 31, 2015, the Company’s remaining warrants had no value. Such warrants expired in January 2016. By comparison, as of December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $125 thousand. During 2015 and 2014, the Company realized an approximate $94 thousand and $44 thousand of gains on the net exercise of warrants.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the related provision for state income taxes was approximately $68 thousand and $31 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$9,730	$11,852
Tax basis of net assets (unaudited)	18,433	17,739
Difference	$(8,703)	$(5,887)

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

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income per financial statements	$3,091	$5,370
Tax adjustments (unaudited):
Adjustment to depreciation expense	(430)	36
Provision for losses and doubtful accounts	(6)	4
Adjustments to revenues/other expenses	2,616	2,121
Adjustments to gain on sales of assets	504	637
Other	132	(15)
Income per federal tax return (unaudited)	$5,907	$8,153

Other expense, net:

Other expense, net for the years ended December 31, 2015 and 2014 consisted solely of net losses on foreign exchange transactions. Such net losses were nominal for both 2015 and 2014.

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

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2015	2014
Transportation, rail	27%	23%
Marine transportation/Transportation, other	25%	24%
Mining	20%	22%
Paper products	12%	*
*	Less than 10%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
The Sabine Mining Company	Mining	33%	33%
Yellow Fin Marine Services LLC	Transportation, marine	15%	12%
Union Pacific Railroad Company	Transportation, rail	12%	11%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $332 thousand, an annual interest rate of 8.51%, and a maturity date of January 1, 2016. Such note was fully settled in December 2015.

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	—	4	—	—	4
Balance December 31, 2014	—	—	7	—	—	7
Reversal of provision	—	—	(6)	—	—	(6)
Balance December 31, 2015	$—	$—	$1	$—	$—	$1

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

As of December 31, 2015 and 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$—	$6,217 [1]	$6,217
Ending balance: individually evaluated for impairment	$—	$6,217	$6,217
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[1]	Includes $1 of unamortized initial direct costs

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$332	$8,807[2]	$9,139
Ending balance: individually evaluated for impairment	$332	$8,807	$9,139
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[2]	Includes $5 of unamortized initial direct costs

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

At December 31, 2015 and 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2015	2014	2015	2014
Pass	$—	$332	$6,216	$8,802
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$—	$332	$6,216	$8,802

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2015 and 2014, the investment in financing receivables is aged as follows (in thousands):

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$6,216	$6,216	$—
Total	$—	$—	$—	$—	$6,216	$6,216	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$332	$332	$—
Finance leases	—	—	—	—	8,802	8,802	—
Total	$—	$—	$—	$—	$9,134	$9,134	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2015 and 2014. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at December 31, 2015 and 2014.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$6,196	$(1,185)	$(899)	$4,112
Net investment in direct financing leases	8,802	—	(2,586)	6,216
Assets held for sale or lease, net	250	547	—	797
Initial direct costs, net of accumulated amortization of $83 at December 31, 2015 and $90 at December 31, 2014	8	—	(6)	2
Total	$15,256	$(638)	$(3,491)	$11,127

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

As a result of these reviews, the Company recorded $132 thousand and $37 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment during 2015 and 2014, respectively.

As of December 31, 2015 and 2014, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $899 thousand and $1.5 million for the respective years ended December 31, 2015 and 2014. IDC amortization expense totaled $6 thousand and $10 thousand during 2015 and 2014, respectively, all of which was related to operating leases and direct financing leases. All of the leased property was acquired during the years 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance December 31, 2015
Transportation, rail	$12,531	$—	$(377)	$12,154
Marine vessels	11,200	—	(1,500)	9,700
Transportation, other	3,932	—	(1,921)	2,011
Materials handling	823	—	(195)	628
Construction	565	—	—	565
Manufacturing	1,417	—	(889)	528
Agriculture	1,151	—	(1,151)	—
Other	16	—	—	16
	31,635	—	(6,033)	25,602
Less accumulated depreciation	(25,439)	(899)	4,848	(21,490)
Total	$6,196	$(899)	$(1,185)	$4,112

The average estimated residual value for assets on operating leases was 12% and 16% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating leases placed in non-accrual status as of December 31, 2015 and 2014.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $97 thousand and $179 thousand during the years ended December 31, 2015 and 2014, respectively.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of December 31, 2015 and 2014, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Total minimum lease payments receivable	$3,687	$8,140
Estimated residual values of leased equipment (unguaranteed)	3,543	3,543
Investment in direct financing leases	7,230	11,683
Less unearned income	(1,014)	(2,881)
Net investment in direct financing leases	$6,216	$8,802

There was no investment in direct financing lease assets in non-accrual status at December 31, 2015 and 2014

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2016	$2,033	$3,686	$5,719
2017	1,700	1	1,701
2018	940	—	940
2019	834	—	834
2020	541	—	541
	$6,048	$3,687	$9,735

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$517	$557
Asset management fees to Managing Member and/or affiliates	296	471
	$813	$1,028

8. Non-recourse debt:

At December 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.58% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2015, future payments on direct financing leases totaled approximately $3.7 million over the remaining lease terms; and the carrying value of the pledged assets is $6.2 million. The notes mature from 2016 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2016	$3,743	$133	$3,876
2017	178	1	179
	$3,921	$134	$4,055

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Commitments and contingencies:

At December 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

As of December 31, 2015 and 2014, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2015 and 2014. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2015	2014
Distributions declared	$4,822	$5,425
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.40	$0.45

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain equipment deemed impaired. Amounts at December 31, 2015 and 2014 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2015, the Company’s remaining warrants had no value. Such warrants expired in January 2016. By comparision, as of December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $125 thousand.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$125
Unrealized loss on warrants, net recorded during the year	(125)
Balance at December 31, 2015	$—

Impaired off-lease equipment (non-recurring)

During 2015 and 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $132 thousand and $37 thousand, respectively, to reduce the cost basis of the equipment.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The assets impaired during 2014 were all disposed of by December 31, 2014. The table below presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$300	$—	$—	$300

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy as of December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.01
			Exercise price	$2.01
			Time to maturity (in years)	0.04
			Risk-free interest rate	0.14%
			Annualized volatility	100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$100,000 (total of $300,000)
			Equipment Condition	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.12 – $4.48
			Exercise price	$0.65 – $2.01
			Time to maturity (in years)	1.04 – 5.50
			Risk-free interest rate	0.25% – 1.73%
			Annualized volatility	16.01% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,240	$2,240	$—	$—	$2,240
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	3,921	—	—	3,971	3,971

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,633	$4,633	$—	$—	$4,633
Notes receivable, net	332	—	—	332	332
Investment in securities	5	—	—	5	5
Warrants	125	—	—	125	125
Financial liabilities:
Non-recourse debt	8,537	—	—	8,747	8,747

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2015 and 2014. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2015 and 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $83 thousand and $66 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.