Form 10-Q
period 2016-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2016-05-16
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,419	$2,240
Accounts receivable, net of allowance for doubtful accounts of $1 at March 31, 2016 and December 31, 2015	476	533
Prepaid expenses and other assets	61	66
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $23,593 at March 31, 2016 and $23,772 at December 31, 2015	10,122	11,127
Total assets	$12,083	$13,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$54	$4
Other	169	211
Non-recourse debt	2,867	3,921
Unearned operating lease income	42	105
Total liabilities	3,132	4,241
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,951	9,730
Total Members’ capital	8,951	9,730
Total liabilities and Members’ capital	$12,083	$13,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$678	$1,145
Direct financing leases	358	526
Interest on notes receivable	—	7
Gain on sales of lease assets and early termination of notes receivable	38	26
Unrealized gain on fair valuation of warrants	—	13
Gain on sales or dispositions of investment in securities	1	—
Other revenue	6	4
Total revenues	1,081	1,721
Expenses:
Depreciation of operating lease assets	116	313
Asset management fees to Managing Member and/or affiliates	69	77
Cost reimbursements to Managing Member and/or affiliates	94	153
Reversal of provision for credit losses	—	(4)
Amortization of initial direct costs	1	2
Other management fees	7	7
Interest expense	53	128
Professional fees	68	70
Outside services	26	19
Insurance	11	10
Marine vessel maintenance and other operating costs	18	—
Railcar and equipment maintenance	44	41
Franchise fees and state taxes	8	11
Other	42	32
Total operating expenses	557	859
Other expense, net	—	(5)
Net income	$524	$857
Net income:
Managing Member	$98	$98
Other Members	426	759
	$524	$857
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.06
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	12,055,016	$11,852	$—	$11,852
Distributions to Other Members ($0.40 per Unit)	—	(4,822)	—	(4,822)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	2,700	391	3,091
Balance December 31, 2015	12,055,016	9,730	—	9,730
Distributions to Other Members ($0.10 per Unit)	—	(1,205)	—	(1,205)
Distributions to Managing Member	—	—	(98)	(98)
Net income	—	426	98	524
Balance March 31, 2016 (Unaudited)	12,055,016	$8,951	$—	$8,951

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$524	$857
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(38)	(26)
Gain on sales or dispositions of investment in securities	(1)	—
Unrealized gain on fair valuation of warrants	—	(13)
Depreciation of operating lease assets	116	313
Amortization of initial direct costs	1	2
Reversal of provision for credit losses	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	57	(41)
Prepaid expenses and other assets	5	4
Accounts payable, Managing Member	50	(93)
Accounts payable, other	(42)	18
Unearned operating lease income	(63)	(68)
Net cash provided by operating activities	609	949
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	171	33
Proceeds from sales or dispositions of investment in securities	1	—
Principal payments received on direct financing leases	755	586
Principal payments received on notes receivable	—	35
Net cash provided by investing activities	927	654
Financing activities:
Repayments of non-recourse debt	(1,054)	(1,189)
Distributions to Other Members	(1,205)	(1,205)
Distributions to Managing Member	(98)	(98)
Net cash used in financing activities	(2,357)	(2,492)
Net decrease in cash and cash equivalents	(821)	(889)
Cash and cash equivalents at beginning of period	2,240	4,633
Cash and cash equivalents at end of period	$1,419	$3,744
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$59	$134
Cash paid during the period for taxes	$1	$—

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2016, 12,055,016 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2016 and 2015, and long-lived tangible assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
Revenue
United States	$1,071	99%	$1,711	99%
United Kingdom	10	1%	10	1%
Total International	10	1%	10	1%
Total	$1,081	100%	$1,721	100%

	As of March 31,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$10,088	100%	$11,093	100%
United Kingdom	34	0%	34	0%
Total International	34	0%	34	0%
Total	$10,122	100%	$11,127	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at March 31, 2016 and December 31, 2015 nor investment securities sold or disposed of during the three months ended March 31, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2015, the Company recorded an unrealized gain of $13 thousand on the fair valuation of its warrant holdings. There were no such unrealized gains or losses during the current year period as all of the Company’s warrant positions had either been exercised or have expired during the first quarter of 2016. Gain realized on the net exercise of warrants was nominal during the current year period. By comparison, there was no exercise of warrants, net or otherwise, during the prior year period.

Other expense, net:

Other expense, net consisted solely of net gains and losses on foreign exchange transactions.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. The Company had one note receivable which remained unsettled as of March 31, 2015. As of such date, the note had an outstanding balance of $297 thousand, an annual interest rate of 8.51%, and a maturity date of January 1, 2016. Interest income on the note amounted to $7 thousand during the first three months of 2015. Such note was fully settled in December 2015.

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $1 thousand at both March 31, 2016 and December 31, 2015. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2016
Net investment in operating leases	$4,112	$(95)	$(116)	$3,901
Net investment in direct financing leases	6,216	—	(755)	5,461
Assets held for sale or lease, net	797	(38)	—	759
Initial direct costs, net of accumulated amortization of $84 at March 31, 2016 and $83 at December 31, 2015	2	—	(1)	1
Total	$11,127	$(133)	$(872)	$10,122

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2016 and 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $116 thousand and $313 thousand for the respective three months ended March 31, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $2 thousand for each of the respective three month periods ended March 31, 2016 and 2015.

All of the leased property was acquired beginning in 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance March 31, 2016
Transportation, rail	$12,154	$—	$(485)	$11,669
Marine vessels	9,700	—	—	9,700
Transportation, other	2,011	—	(49)	1,962
Materials handling	628	—	(40)	588
Construction	565	—	—	565
Manufacturing	528	—	—	528
Other	16	—	—	16
	25,602	—	(574)	25,028
Less accumulated depreciation	(21,490)	(116)	479	(21,127)
Total	$4,112	$(116)	$(95)	$3,901

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both March 31, 2016 and December 31, 2015. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $20 thousand and $30 thousand for the respective three months ended March 31, 2016 and 2015.

Direct financing leases:

As of March 31, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments receivable	$2,574	$3,687
Estimated residual values of leased equipment (unguaranteed)	3,543	3,543
Investment in direct financing leases	6,117	7,230
Less unearned income	(656)	(1,014)
Net investment in direct financing leases	$5,461	$6,216

There was no investment in direct financing lease assets in non-accrual status at March 31, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2016	$1,517	$2,573	$4,090
Year ending December 31, 2017	1,719	1	1,720
2018	965	—	965
2019	859	—	859
2020	568	—	568
	$5,628	$2,574	$8,202

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three months ended March 31, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$94	$153
Asset management fees to Managing Member and/or affiliates	69	77
	$163	$230

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.58% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, future payments on direct financing leases totaled approximately $2.8 million over the remaining lease terms; and the carrying value of the pledged assets is $5.5 million. The notes mature from 2016 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$2,689	$74	$2,763
Year ending December 31, 2017	178	1	179
	$2,867	$75	$2,942

8. Commitments and Contingencies:

At March 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

As of March 31, 2016 and December 31, 2015, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS during the three months ended March 31, 2016 and 2015. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions declared	$1,205	$1,205
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.10	$0.10

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at March 31, 2016. By comparison, at December 31, 2015, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reduce the cost basis of certain equipment deemed impaired. Amounts at December 31, 2015 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The Company did not hold any warrant positions at March 31, 2016. The valuation of the warrants at December 31, 2015 was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of the same date, the Company’s remaining warrants had no value.

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the first quarter of 2016. During 2015, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $132 thousand to reduce the cost bases of the equipment. The aforementioned adjustments were non-recurring and were all recorded subsequent to the first quarter of 2015. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2015:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.01
			Exercise price	$2.01
			Time to maturity (in years)	0.04
			Risk-free interest rate	0.14%
			Annualized volatility	100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$100,000 (total of $300,000)
			Equipment Condition	Poor to Average

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,419	$1,419	$—	$—	$1,419
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	2,867	—	—	2,898	2,898

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,240	$2,240	$—	$—	$2,240
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	3,921	—	—	3,971	3,971

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

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net income of $524 thousand and $857 thousand for the three months ended March 31, 2016 and 2015, respectively. The results for the first quarter of 2016 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 decreased by $640 thousand, or 37%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues.

The reduction in operating lease revenues totaled $467 thousand and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $168 thousand largely due to run-off of the portfolio.

Expenses

Total operating expenses for the first quarter of 2016 decreased by $302 thousand, or 35%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses, and in costs reimbursed to the Manager.

Depreciation expense was reduced by $197 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since March 31, 2015. Interest expense declined by $75 thousand primarily as a result of a $4.5 million net reduction in outstanding borrowings since March 31, 2015; and, costs reimbursed to the Manager decreased by $59 thousand mainly due to lower costs allocated by the Manager based on the Company’s continued liquidation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.4 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$609	$949
Investing activities	927	654
Financing activities	(2,357)	(2,492)
Net decrease in cash and cash equivalents	$(821)	$(889)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $171 thousand and $33 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective three months ended March 31, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.3 million for each of the three month periods ended March 31, 2016 and 2015; while debt repaid totaled $1.1 million and $1.2 million for three month periods ended March 31, 2016 and 2015, respectively.

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $2.9 million and $3.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

The Operating Agreement limits aggregate borrowings to 50% of the total cost of equipment. For detailed information on the Company’s non-recourse debt obligation, see Note 7 in Item 1. Financial Statements.

Distributions

Beginning with the month of February 2001, the Company commenced periodic distributions based on cash flows from operations. The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL CAPITAL EQUIPMENT FUND IX, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL CAPITAL EQUIPMENT FUND IX, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease:  A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND IX, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND IX, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.86. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND IX, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND IX, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets,

(3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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