Form 10-Q
period 2016-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2016-08-12
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$846	$2,240
Accounts receivable, net	471	533
Prepaid expenses and other assets	56	66
Due from Managing Member	22	—
Investment in securities	5	5
Investments in equipment and leases, net	9,178	11,127
Total assets	$10,578	$13,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$4
Other	128	211
Non-recourse debt	1,796	3,921
Unearned operating lease income	117	105
Total liabilities	2,041	4,241
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,537	9,730
Total Members’ capital	8,537	9,730
Total liabilities and Members’ capital	$10,578	$13,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$676	$1,011	$1,354	$2,156
Direct financing leases	310	489	668	1,015
Interest on notes receivable	—	5	—	12
Gain on sales of lease assets and early termination of notes receivable	162	67	200	93
Unrealized gain on fair valuation of warrants	—	7	—	20
Gain on sales or dispositions of investment in securities	—	—	1	—
Other revenue	13	21	19	25
Total revenues	1,161	1,600	2,242	3,321
Expenses:
Depreciation of operating lease assets	109	262	225	575
Asset management fees to Managing Member and/or affiliates	62	82	131	159
Cost reimbursements to Managing Member and/or affiliates	92	142	186	295
Provision for credit losses	2	25	2	21
Amortization of initial direct costs	—	1	1	3
Other management fees	8	6	15	13
Interest expense	36	108	89	236
Professional fees	14	15	82	85
Outside services	17	13	43	32
Insurance	11	15	22	25
Marine vessel maintenance and other operating costs	3	1	21	1
Railcar and equipment maintenance	36	31	80	72
Franchise fees and state taxes	11	32	19	43
Other	31	38	73	70
Total operating expenses	432	771	989	1,630
Other (expense) income, net	(3)	4	(3)	(1)
Net income	$726	$833	$1,250	$1,690
Net income:
Managing Member	$85	$97	$183	$195
Other Members	641	736	1,067	1,495
	$726	$833	$1,250	$1,690
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.06	$0.09	$0.12
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	12,055,016	$11,852	$—	$11,852
Distributions to Other Members ($0.40 per Unit)	—	(4,822)	—	(4,822)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	2,700	391	3,091
Balance December 31, 2015	12,055,016	9,730	—	9,730
Distributions to Other Members ($0.19 per Unit)	—	(2,260)	—	(2,260)
Distributions to Managing Member	—	—	(183)	(183)
Net income	—	1,067	183	1,250
Balance June 30, 2016 (Unaudited)	12,055,016	$8,537	$—	$8,537

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net income	$726	$833	$1,250	$1,690
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(162)	(67)	(200)	(93)
Gain on sales or dispositions of investment in securities	—	—	(1)	—
Unrealized gain on fair valuation of warrants	—	(7)	—	(20)
Depreciation of operating lease assets	109	262	225	575
Amortization of initial direct costs	—	1	1	3
Provision for credit losses	2	25	2	21
Changes in operating assets and liabilities:
Accounts receivable	3	52	60	11
Prepaid expenses and other assets	5	2	10	6
Accounts payable, Managing Member	(76)	(29)	(26)	(122)
Accounts payable, other	(41)	(48)	(83)	(30)
Unearned operating lease income	75	10	12	(58)
Net cash provided by operating activities	641	1,034	1,250	1,983
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	194	80	365	113
Proceeds from sales or dispositions of investment in securities	—	—	1	—
Principal payments received on direct financing leases	803	627	1,558	1,213
Principal payments received on notes receivable	—	36	—	71
Net cash provided by investing activities	997	743	1,924	1,397
Financing activities:
Repayments of non-recourse debt	(1,071)	(1,209)	(2,125)	(2,398)
Distributions to Other Members	(1,055)	(1,206)	(2,260)	(2,411)
Distributions to Managing Member	(85)	(97)	(183)	(195)
Net cash used in financing activities	(2,211)	(2,512)	(4,568)	(5,004)
Net decrease in cash and cash equivalents	(573)	(735)	(1,394)	(1,624)
Cash and cash equivalents at beginning of period	1,419	3,744	2,240	4,633
Cash and cash equivalents at end of period	$846	$3,009	$846	$3,009
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42	$115	$101	$249
Cash paid during the period for taxes	$46	$70	$47	$70

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2016, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2016 and 2015, and long-lived tangible assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	% of Total	2015	% of Total
Revenue
United States	$2,223	99%	$3,300	99%
United Kingdom	19	1%	21	1%
Total International	19	1%	21	1%
Total	$2,242	100%	$3,321	100%

	As of June 30,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$9,144	100%	$11,093	100%
United Kingdom	34	0%	34	0%
Total International	34	0%	34	0%
Total	$9,178	100%	$11,127	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at June 30, 2016 and December 31, 2015 nor investment securities sold or disposed of during the three and six months ended June 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and six months ended June 30, 2015, the Company recorded unrealized gains of $7 thousand and $20 thousand, respectively, on the fair valuation of its warrant holdings. There were no such unrealized gains or losses during the current year period as all of the Company’s warrant positions had either been exercised or have expired during the first quarter of 2016. Gain realized on the net exercise of warrants was nominal during the current year period. By comparison, there was no exercise of warrants, net or otherwise, during the three and six months ended June 30, 2015.

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

Fair value:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

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

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2016 and December 31, 2015, the notes have been fully settled.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $3 thousand and $1 thousand at June 30, 2016 and December 31, 2015, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2016 and December 31, 2015.

5. Investment in equipment and leases, net:

The Company’s investment in equipment leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2016
Net investment in operating leases	$4,112	$(150)	$(225)	$3,737
Net investment in direct financing leases	6,216	—	(1,558)	4,658
Assets held for sale or lease, net	797	(15)	—	782
Initial direct costs, net of accumulated amortization of $84 at June 30, 2016 and $83 at December 31, 2015	2	—	(1)	1
Total	$11,127	$(165)	$(1,784)	$9,178

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016 and 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $109 thousand and $262 thousand for the respective three months ended June 30, 2016 and 2015, and was $225 thousand and $575 thousand for the respective six months ended June 30, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $3 thousand for the three months ended June 30, 2015, while in comparison, the Company did not reflect initial direct cost amortization during the three months ended June 30, 2016. The Company reflected initial direct cost amortization of $1 thousand and $3 thousand for the respective six months ended June 30, 2016 and 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Transportation, rail	$12,154	$—	$(664)	$11,490
Marine vessels	9,700	—	—	9,700
Transportation, other	2,011	—	(93)	1,918
Materials handling	628	—	(97)	531
Construction	565	—	—	565
Manufacturing	528	—	(173)	355
Other	16	—	(5)	11
	25,602	—	(1,032)	24,570
Less accumulated depreciation	(21,490)	(225)	882	(20,833)
Total	$4,112	$(225)	$(150)	$3,737

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both June 30, 2016 and December 31, 2015. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $13 thousand and $25 thousand for the respective three months ended June 30, 2016 and 2015, and $33 thousand and $55 thousand for the respective three and six months ended June 30, 2016 and 2015.

Direct financing leases:

As of June 30, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments receivable	$1,460	$3,687
Estimated residual values of leased equipment (unguaranteed)	3,543	3,543
Investment in direct financing leases	5,003	7,230
Less unearned income	(345)	(1,014)
Net investment in direct financing leases	$4,658	$6,216

There was no investment in direct financing lease assets in non-accrual status at June 30, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2016	$1,048	$1,459	$2,507
Year ending December 31, 2017	1,800	1	1,801
2018	1,026	—	1,026
2019	872	—	872
2020	486	—	486
2021	82	—	82
	$5,314	$1,460	$6,774

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three months and six months ended June 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$92	$142	$186	$295
Asset management fees to Managing Member and/or affiliates	62	82	131	159
	$154	$224	$317	$454

7. Non-recourse debt:

At June 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 6.58% to 6.66%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2016, future payments on direct financing leases totaled approximately $1.5 million over the remaining lease terms; and the carrying value of the pledged assets is $4.7 million. The notes mature from 2016 through 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2016	$1,618	$32	$1,650
Year ending December 31, 2017	178	1	179
	$1,796	$33	$1,829

8. Commitments and Contingencies:

At June 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Members’ capital:

As of June 30, 2016 and December 31, 2015, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions declared	$1,055	$1,206	$2,260	$2,411
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.09	$0.10	$0.19	$0.20

10. Fair value measurements:

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at June 30, 2016. By comparison, at December 31, 2015, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reduce the cost basis of certain equipment deemed impaired. Amounts at December 31, 2015 reflect the fair value of the then existing impaired assets.

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The Company did not hold any warrant positions at June 30, 2016. The valuation of the warrants at December 31, 2015 was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of the same date, the Company’s remaining warrants had no value.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$—	$138	$—	$125
Unrealized gain on fair valuation of warrants	—	7	—	20
Fair value of warrants at end of period	$—	$145	$—	$145

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the six months ended June 30, 2016. During 2015, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $132 thousand to reduce the cost bases of the equipment. The aforementioned adjustments were non-recurring and were all recorded subsequent to the first quarter of 2015. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$846	$846	$—	$—	$846
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	1,796	—	—	1,811	1,811

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,240	$2,240	$—	$—	$2,240
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	3,921	—	—	3,971	3,971

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

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net income of $726 thousand and $833 thousand for the three months ended June 30, 2016 and 2015, respectively. The results for the second quarter of 2016 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $439 thousand, or 27%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, offset, in part, by an increase in the gain on sales of lease assets and early termination of notes receivable.

The reduction in operating lease revenues totaled $335 thousand and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $179 thousand largely due to run-off of the portfolio.

The gain on sales of lease assets increased by $95 thousand.

Expenses

Total operating expenses for the second quarter of 2016 decreased by $339 thousand, or 44%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses, and in costs reimbursed to the Manager.

Depreciation expense was reduced by $153 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2015. Interest expense declined by $72 thousand primarily as a result of a $4.3 million net reduction in outstanding borrowings since June 30, 2015. The costs reimbursed to the Manager decreased by $50 thousand mainly due to lower costs allocated by the Manager based on the Company’s continued liquidation.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net income of $1.3 million and $1.7 million for the six months ended June 31, 2016 and 2015, respectively. The results for the six months ended June 30, 2016 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues during the six months ended June 30, 2016 decreased by $1.1 million, or 32%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, offset, in part, by an increase in the gain on sales of lease assets and early termination of notes receivable.

The reduction in operating lease revenues totaled $802 thousand and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $347 thousand largely due to run-off of the portfolio.

The gain on sales of lease assets and early termination of notes receivable increased by $107 thousand due to a change in the mix of assets sold.

Expenses

Total operating expenses for the six months ended June 30, 2016 decreased by $641 thousand, or 39%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses, and in costs reimbursed to the Manager.

Depreciation expense was reduced by $350 thousand largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since June 30, 2015. Interest expense declined by $147 thousand primarily as a result of a $4.3 million net reduction in outstanding borrowings since March 31, 2015. The costs reimbursed to the Manager decreased by $109 thousand mainly due to lower costs allocated by the Manager based on the Company’s continued liquidation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $846 thousand and $2.2 million at June 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$641	$1,034	$1,250	$1,983
Investing activities	997	743	1,924	1,397
Financing activities	(2,211)	(2,512)	(4,568)	(5,004)
Net decrease in cash and cash equivalents	$(573)	$(735)	$(1,394)	$(1,624)

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $194 thousand and $80 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective three months ended June 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $1.1 million and $1.3 million for the three month periods ended June 30, 2016 and 2015, respectively. Debt repayments totaled $1.1 million and $1.2 million for three month periods ended June 30, 2016 and 2015, respectively.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $365 thousand and $113 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective three months ended June 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $2.4 million and $2.6 million for each of the six month periods ended June 30, 2016 and 2015, respectively. Debt repayments totaled $2.1 million and $2.4 million for the six month periods ended June 30, 2016 and 2015, respectively.

Non-Recourse Long-Term Debt

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For detailed information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL CAPITAL EQUIPMENT FUND IX, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By:	/s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By:	/s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)