Form 10-Q
period 2016-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2016-11-10
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,158	$2,240
Accounts receivable, net	284	533
Prepaid expenses and other assets	73	66
Investment in securities	5	5
Investments in equipment and leases, net	6,446	11,127
Total assets	$9,966	$13,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$39	$4
Other	147	211
Deposits due lessees	4	—
Non-recourse debt	707	3,921
Unearned operating lease income	113	105
Total liabilities	1,010	4,241
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,956	9,730
Total Members’ capital	8,956	9,730
Total liabilities and Members’ capital	$9,966	$13,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$644	$938	$1,998	$3,094
Direct financing leases	224	448	892	1,463
Interest on notes receivable	—	5	—	17
Gain on sales of lease assets and early termination of notes receivable	600	263	800	356
Unrealized loss on value adjustment for warrants	—	(30)	—	(10)
Gain on sales or dispositions of investment in securities	—	—	1	—
Other revenue	3	36	22	61
Total revenues	1,471	1,660	3,713	4,981
Expenses:
Depreciation of operating lease assets	107	197	332	772
Asset management fees to Managing Member and/or affiliates	49	74	180	233
Cost reimbursements to Managing Member and/or affiliates	104	124	290	419
(Reversal of) provision for credit losses	—	(28)	2	(7)
Amortization of initial direct costs	—	2	1	5
Other management fees	7	7	22	20
Interest expense	17	88	106	324
Professional fees	19	24	101	109
Outside services	10	14	53	46
Insurance	14	14	36	39
Marine vessel maintenance and other operating costs	—	—	21	1
Railcar and equipment maintenance	28	25	108	97
Franchise fees and state taxes	12	13	31	56
Storage fees	13	10	36	15
Other	19	33	69	98
Total operating expenses	399	597	1,388	2,227
Other expense, net	(1)	(2)	(4)	(3)
Net income	$1,071	$1,061	$2,321	$2,751
Net income:
Managing Member	$49	$98	$232	$293
Other Members	1,022	963	2,089	2,458
	$1,071	$1,061	$2,321	$2,751
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.08	$0.17	$0.20
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	12,055,016	$11,852	$—	$11,852
Distributions to Other Members ($0.40 per Unit)	—	(4,822)	—	(4,822)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	2,700	391	3,091
Balance December 31, 2015	12,055,016	9,730	—	9,730
Distributions to Other Members ($0.24 per Unit)	—	(2,863)	—	(2,863)
Distributions to Managing Member	—	—	(232)	(232)
Net income	—	2,089	232	2,321
Balance September 30, 2016 (Unaudited)	12,055,016	$8,956	$—	$8,956

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income	$1,071	$1,061	$2,321	$2,751
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(600)	(263)	(800)	(356)
Gain on sales or dispositions of investment in securities	—	—	(1)	—
Unrealized loss on value adjustment for warrants	—	30	—	10
Depreciation of operating lease assets	107	197	332	772
Amortization of initial direct costs	—	2	1	5
(Reversal of) provision for credit losses	—	(28)	2	(7)
Changes in operating assets and liabilities:
Accounts receivable	187	61	247	72
Prepaid expenses and other assets	(17)	(23)	(7)	(17)
Accounts payable, Managing Member	61	(6)	35	(128)
Accounts payable, other	19	3	(64)	(27)
Deposits due lessees	4	—	4	—
Unearned operating lease income	(4)	(39)	8	(97)
Net cash provided by operating activities	828	995	2,078	2,978
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	2,527	307	2,892	420
Proceeds from sales or dispositions of investment in securities	—	—	1	—
Principal payments received on direct financing leases	698	664	2,256	1,877
Principal payments received on notes receivable	—	36	—	107
Net cash provided by investing activities	3,225	1,007	5,149	2,404
Financing activities:
Repayments of non-recourse debt	(1,089)	(1,182)	(3,214)	(3,580)
Distributions to Other Members	(603)	(1,205)	(2,863)	(3,616)
Distributions to Managing Member	(49)	(98)	(232)	(293)
Net cash used in financing activities	(1,741)	(2,485)	(6,309)	(7,489)
Net increase (decrease) in cash and cash equivalents	2,312	(483)	918	(2,107)
Cash and cash equivalents at beginning of period	846	3,009	2,240	4,633
Cash and cash equivalents at end of period	$3,158	$2,526	$3,158	$2,526
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23	$95	$124	$344
Cash paid during the period for taxes	$—	$—	$47	$70

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2016, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, and long-lived tangible assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	% of Total	2015	% of Total
Revenue
United States	$3,685	99%	$4,950	99%
United Kingdom	28	1%	31	1%
Total International	28	1%	31	1%
Total	$3,713	100%	$4,981	100%

	As of September 30,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$6,412	99%	$11,093	100%
United Kingdom	34	1%	34	0%
Total International	34	1%	34	0%
Total	$6,446	100%	$11,127	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at September 30, 2016 and December 31, 2015 nor investment securities sold or disposed of during the three and nine months ended September 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2015, the Company recorded unrealized losses of $30 thousand and $10 thousand, respectively, on the fair valuation of its warrant holdings. There were no such unrealized gains or losses during the current year period as all of the Company’s warrant positions had either been exercised or have expired during the first quarter of 2016. Gain realized on the net exercise of warrants was nominal during the current year period. By comparison, there was no exercise of warrants, net or otherwise, during the three and nine months ended September 30, 2015.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2016 and December 31, 2015, the notes have been fully settled.

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $3 thousand and $1 thousand at September 30, 2016 and December 31, 2015, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2016 and December 31, 2015.

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$4,112	$(170)	$(332)	$3,610
Net investment in direct financing leases	6,216	(1,827)	(2,256)	2,133
Assets held for sale or lease, net	797	(96)	—	701
Initial direct costs, net of accumulated amortization of $33 at September 30, 2016 and $83 at December 31, 2015	2	1	(1)	2
Total	$11,127	$(2,092)	$(2,589)	$6,446

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016 and 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $107 thousand and $197 thousand for the respective three months ended September 30, 2016 and 2015, and was $332 thousand and $772 thousand for the respective nine months ended September 30, 2016 and 2015. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $2 thousand for the three months ended September 30, 2015, while in comparison, the Company did not reflect initial direct cost amortization during the three months ended September 30, 2016. The Company reflected initial direct cost amortization of $1 thousand and $5 thousand for the respective nine months ended September 30, 2016 and 2015.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Transportation, rail	$12,154	$—	$(807)	$11,347
Marine vessels	9,700	—	—	9,700
Transportation, other	2,011	—	(93)	1,918
Materials handling	628	—	(97)	531
Construction	565	—	—	565
Manufacturing	528	—	(173)	355
Other	16	—	(5)	11
	25,602	—	(1,175)	24,427
Less accumulated depreciation	(21,490)	(332)	1,005	(20,817)
Total	$4,112	$(332)	$(170)	$3,610

The average estimated residual value for assets on operating leases was 11% and 12% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $12 thousand and $20 thousand for the respective three months ended September 30, 2016 and 2015, and $45 thousand and $75 thousand for the respective nine months ended September 30, 2016 and 2015.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of September 30, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling and mining equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments receivable	$539	$3,687
Estimated residual values of leased equipment (unguaranteed)	1,715	3,543
Investment in direct financing leases	2,254	7,230
Less unearned income	(121)	(1,014)
Net investment in direct financing leases	$2,133	$6,216

There was no investment in direct financing lease assets in non-accrual status at September 30, 2016 and December 31, 2015.

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2016	$537	$538	$1,075
Year ending December 31, 2017	1,857	1	1,858
2018	1,061	—	1,061
2019	875	—	875
2020	486	—	486
2021	82	—	82
	$4,898	$539	$5,437

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months and nine months ended September 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$104	$124	$290	$419
Asset management fees to Managing Member and/or affiliates	49	74	180	233
	$153	$198	$470	$652

7. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of a note payable to financial institutions. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.58%. The note is secured by an assignment of lease payments and a pledge of assets. At September 30, 2016, future payments on direct financing lease totaled approximately $538 thousand over the remaining lease terms and the carrying value of the pledged assets is $2.1 million. The note matures in January 2017.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$529	$9	$538
Year ending December 31, 2017	178	1	179
	$707	$10	$717

8. Commitments and Contingencies:

At September 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

9. Members’ capital:

As of September 30, 2016 and December 31, 2015, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions declared	$603	$1,205	$2,863	$3,616
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.05	$0.10	$0.24	$0.30

10. Fair value measurements:

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at September 30, 2016. By comparison, at December 31, 2015, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reduce the cost basis of certain equipment deemed impaired. Amounts at December 31, 2015 reflect the fair value of the then existing impaired assets.

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The Company did not hold any warrant positions at September 30, 2016. The valuation of the warrants at December 31, 2015 was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of the same date, the Company’s remaining warrants had no value.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants, fair value at beginning of period	$—	$145	$—	$125
Unrealized loss on value adjustment for warrants	—	(30)	—	(10)
Warrants, fair value at end of period	$—	$115	$—	$115

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the nine months ended September 30, 2016. During 2015, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $132 thousand to reduce the cost bases of the equipment. The aforementioned adjustments were non-recurring and were all recorded subsequent to the third quarter of 2015. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,158	$3,158	$—	$—	$3,158
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	707	—	—	712	712

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,240	$2,240	$—	$—	$2,240
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	3,921	—	—	3,971	3,971

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

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net income of $1.1 million for both the three months ended September 30, 2016 and 2015. The results for the third quarter of 2016 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $189 thousand or 11%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, offset, in part, by an increase in the gain on sales of lease assets and early termination of notes receivable.

The reduction in operating lease revenues totaled $294 thousand or 31%, and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $224 thousand or 50%, largely due to run-off of the portfolio.

The gain on sales of lease assets and early termination of notes receivable increased by $337 thousand or 128%, largely due to a change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2016 decreased by $198 thousand or 33%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation and interest expenses, asset management fees, and cost reimbursements to Manager.

Depreciation expense was reduced by $90 thousand or 46%, largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since September 30, 2015. Interest expense declined by $71 thousand or 81%, primarily as a result of a $4.3 million net reduction in outstanding borrowings since September 30, 2015. The asset management fees decreased by $25 thousand or 34%, mainly due to lower revenue received on the Company’s lease assets. Finally, the costs reimbursed to the Manager decreased by $20 thousand or 16%, mainly due to lower costs allocated by the Manager based on the Company’s continued liquidation.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net income of $2.3 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively. The results for the nine months ended September 30, 2016 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues during the nine months ended September 30, 2016 decreased by $1.3 million or 25%, as compared to the prior year period. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues, offset, in part, by an increase in the gain on sales of lease assets and early termination of notes receivable.

The reduction in operating lease revenues totaled $1.1 million or 35%, and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income. Direct financing lease revenues decreased by $571 thousand, or 39%, largely due to run-off of the portfolio.

The gain on sales of lease assets and early termination of notes receivable increased by $444 thousand or 125%, mainly due to a change in the mix of assets sold.

Expenses

Total operating expenses for the nine months ended September 30, 2016 decreased by $839 thousand or 38%, as compared to the prior year period. The net decline in operating expenses was primarily due to decreases in depreciation interest expenses, and costs reimbursed to the Manager.

Depreciation expense was reduced by $440 thousand or 57%, largely due to continued run-off and sales of lease assets, and an increase in the number of assets that have been depreciated, since September 30, 2015. Interest expense declined by $218 thousand or 67%, primarily as a result of a $4.3 million net reduction in outstanding borrowings since September 30, 2015. The costs reimbursed to the Manager decreased by $129 thousand or 31%, mainly due to lower costs allocated by the Manager based on the Company’s continued liquidation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.2 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$828	$995	$2,078	$2,978
Investing activities	3,225	1,007	5,149	2,404
Financing activities	(1,741)	(2,485)	(6,309)	(7,489)
Net decrease in cash and cash equivalents	$2,312	$(483)	$918	$(2,107)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $2.5 million and $307 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective three months ended September 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $652 thousand and $1.3 million for the three month periods ended September 30, 2016 and 2015, respectively. Debt repayments totaled $1.1 million and $1.2 million for the three month periods ended September 30, 2016 and 2015, respectively.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $2.9 million and $420 thousand of proceeds from sales or dispositions of equipment and early termination of notes receivable during the respective nine months ended September 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to pay down debt. Distributions paid to Members totaled $3.1 million and $3.9 million for the nine month periods ended September 30, 2016 and 2015, respectively. Debt repayments totaled $3.2 million and $3.6 million for the nine month periods ended September 30, 2016 and 2015, respectively.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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