Form 10-K
period 2016-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2017-03-20
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2016, 12,055,016 Units remain issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction was determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There were no limits on the amount of debt that may be incurred in connection with any single acquisition of equipment subject to certain limits. The Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. There can be no assurance that such financing will continue to be available to the Company in the future.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company had also funded investments in notes receivable totaling $14.5 million through December 31, 2016.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Mining equipment	$47,201	$12,922	$68,813
Materials handling	34,472	4,111	41,875
Construction	15,673	1,930	18,987
Transportation, other	14,949	3,969	13,945
Aviation	12,612	9,681	8,575
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	3,836	1,663	4,426
Marine vessels	1,832	—	2,481
Transportation, rail	707	356	579
Other	5,958	2,459	5,057
	$148,531	$39,143	$175,924

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets. It will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2016 and 2015, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2016, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

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

Holders

As of December 31, 2016, a total of 3,080 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND IX, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (3.50% of revenues)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.5% has been assumed.

For Off-Lease:  A fair market value of lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND IX, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.91. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND IX, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND IX, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2016 and 2015. During 2016, the rate was $0.10 per Unit for the first quarter distribution, $0.09 per Unit for the second quarter distribution, $0.05 per Unit for the third quarter distribution and $0.18 for the fourth quarter distribution. During 2015, the rate for each quarterly distribution was $0.10 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2016	2015
Net income per Unit, based on weighted average Units outstanding	$0.23	$0.22
Return of investment	0.19	0.18
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.42	0.40
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.42	$0.40
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

It was the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization was expected to remain high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates tended to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 88% and 96% as of December 31, 2016 and 2015, respectively. The decrease in utilization percentage was primarily a result of the transfer of certain lease equipment from revenue producing leases to inventory.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2016 versus 2015

The Company had net income of $3.2 million, and $3.1 million for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $932 thousand, or 16%, as compared to prior year. Such decrease was largely due to a $1.2 million, or 31% reduction in operating lease revenues and was mainly due to the impact of continued run-off and sales of lease assets as well as a reduction in usage-based rental income; and a $854 thousand, or 46%, decrease in direct financing lease revenues, largely due to run-off of the portfolio; and was offset, in part, by an increase of $1.2 million on the gain on sales of lease assets and early termination of notes receivable, primarily due to a change in the mix of assets sold.

Expenses

Total expenses for 2016 decreased by a net $1.0 million or 35%, as compared to prior year. Such net decrease in total expenses was largely a result of a $459 thousand, or 51%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets, and an increase in the number of assets that have been fully depreciated since December 31, 2015; a $283 thousand, or 72%, reduced interest expense burden, corresponding to a $3.9 million net reduction in outstanding borrowings; a $132 thousand, or 100%, diminishment in impairment losses attributable to fair value adjustments recorded in 2015 to reduce the value of certain agricultural equipment based on information and/or pricing quotes from third party remarketing agents; and a $122 thousand, or 24%, fall in costs reimbursed to the Manager, reflecting a lesser allocation of operating costs coincidental with the Company’s continued liquidation.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $3.4 million, and $2.2 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$2,769	$3,734
Investing activities	7,871	3,702
Financing activities	(9,459)	(9,829)
Net increase (decrease) in cash and cash equivalents	$1,181	$(2,393)

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The cash received from principal payments related to direct financing lease contracts were $2.7 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. In addition, the Company realized $5.2 million and $784 thousand of proceeds from sales or dispositions of equipment and investment securities for the respective years ended December 31, 2016 and 2015.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $5.5 million and $5.2 million. Cash was also used to pay down $3.9 million and $4.6 million of debt during each of 2016 and 2015, respectively; and, to pay invoices related to management fees and expenses, and other payables.

Capital Resources and Liquidity

Non-Recourse Long-Term Debt

As of December 31, 2016, the Company fully paid down all of its outstanding non-recource long-term debt. As of 2015, the Company had non-recourse long-term debt totaling $3.9 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund IX, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 17, 2017

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$3,421	$2,240
Accounts receivable, net of allowance for doubtful accounts of $2 at December 31, 2016 and $1 at December 31, 2015	105	533
Prepaid expenses and other assets	69	66
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $23,382 at December 31, 2016 and $23,772 at December 31, 2015	4,198	11,127
Total assets	$7,798	$13,971
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$24	$4
Other	297	211
Deposits due lessees	4	—
Non-recourse debt	—	3,921
Unearned operating lease income	112	105
Total liabilities	437	4,241
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,361	9,730
Total Members’ capital	7,361	9,730
Total liabilities and Members’ capital	$7,798	$13,971

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$2,626	$3,830
Direct financing leases	1,013	1,867
Interest on notes receivable	—	22
Gain on sales of lease assets and early termination of notes receivable	1,379	184
Unrealized loss on value adjustment for warrants	—	(125)
Gain on sales or dispositions of investment in securities	5	94
Other revenue	22	105
Total revenues	5,045	5,977
Expenses:
Depreciation of operating lease assets	440	899
Asset management fees to Managing Member	218	296
Cost reimbursements to Managing Member and/or affiliates	395	517
Provision for (reversal of) credit losses	1	(6)
Impairment losses	—	132
Amortization of initial direct costs	2	6
Other management fees	29	26
Interest expense	112	395
Professional fees	114	123
Outside services	81	59
Insurance	47	50
Marine vessel maintenance and other operating costs	109	17
Railcar and equipment maintenance	127	128
Franchise fees and state taxes	42	68
Storage fees	52	47
Other	100	125
Total operating expenses	1,869	2,882
Other expense, net	(7)	(4)
Net income	$3,169	$3,091
Net income:
Managing Member	$415	$391
Other Members	2,754	2,700
	$3,169	$3,091
Net income per Limited Liability Company Unit (Other Members)	$0.23	$0.22
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	12,055,016	$11,852	$—	$11,852
Distributions to Other Members ($0.40 per Unit)	—	(4,822)	—	(4,822)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	2,700	391	3,091
Balance December 31, 2015	12,055,016	9,730	—	9,730
Distributions to Other Members ($0.42 per Unit)	—	(5,123)	—	(5,123)
Distributions to Managing Member	—	—	(415)	(415)
Net income	—	2,754	415	3,169
Balance December 31, 2016	12,055,016	$7,361	$—	$7,361

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income	$3,169	$3,091
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(1,379)	(184)
Gain on sales or dispositions of investment in securities	(5)	(94)
Unrealized loss on value adjustment for warrants	—	125
Depreciation of operating lease assets	440	899
Amortization of initial direct costs	2	6
Provision for (reversal of) credit losses	1	(6)
Impairment losses	—	132
Changes in operating assets and liabilities:
Accounts receivable	427	37
Prepaid expenses and other assets	(3)	(10)
Accounts payable, Managing Member	20	(171)
Accounts payable, other	86	4
Deposits due lessees	4	—
Unearned operating lease income	7	(95)
Net cash provided by operating activities	2,769	3,734
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	5,193	690
Proceeds from sales or dispositions of investment in securities	5	94
Payments of initial direct costs	(1)	—
Principal payments received on direct financing leases	2,674	2,586
Principal payments received on notes receivable	—	332
Net cash provided by investing activities	7,871	3,702
Financing activities:
Repayments of non-recourse debt	(3,921)	(4,616)
Distributions to Other Members	(5,123)	(4,822)
Distributions to Managing Member	(415)	(391)
Net cash used in financing activities	(9,459)	(9,829)
Net increase (decrease) in cash and cash equivalents	1,181	(2,393)
Cash and cash equivalents at beginning of year	2,240	4,633
Cash and cash equivalents at end of year	$3,421	$2,240
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$134	$420
Cash paid during the year for taxes	$47	$70

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2016, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company may earn revenues from its marine vessel based on charter utilization of the vessel or a fixed term lease. When the vessel is chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2016 and 2015 and long-lived assets as of December 31, 2016 and 2015 (dollars in thousands):

	For The Year Ended December 31,
	2016	% of Total	2015	% of Total
Revenue
United States	$5,004	99%	$5,936	99%
Canada	5	0%	—	0%
United Kingdom	36	1%	41	1%
Total International	41	1%	41	1%
Total	$5,045	100%	$5,977	100%

	As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$4,150	99%	$11,093	100%
Canada	15	0%	—	0%
United Kingdom	33	1%	34	0%
Total International	48	1%	34	0%
Total	$4,198	100%	$11,127	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2016 and 2015, the Company’s net foreign currency gains (losses) were nominal.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2016 and 2015 nor investment securities sold or disposed of during the years ended December 31, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During 2015, the Company recorded unrealized losses of $125 thousand, on the fair value adjustment of its warrant holdings. As of December 31, 2015, the Company’s remaining warrants had no fair value amount. Such warrants expired in January 2016. During 2016 and 2015, the Company realized $5 thousand and $94 thousand of gains on the net exercise of warrants, respectively.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the related provision for state income taxes was approximately $42 thousand and $68 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$7,361	$9,730
Tax basis of net assets (unaudited)	22,019	18,433
Difference	$(14,658)	$(8,703)

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

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net income per financial statements	$3,169	$3,091
Tax adjustments (unaudited):
Adjustment to depreciation expense	(437)	(430)
Provision for losses and doubtful accounts	1	(6)
Adjustments to revenues/other expenses	2,681	2,616
Adjustments to gain on sales of assets	3,710	504
Other	—	132
Income per federal tax return (unaudited)	$9,124	$5,907

Other expense, net:

Other expense, net for the years ended December 31, 2016 and 2015 consisted solely of net losses on foreign exchange transactions. Such net losses were nominal for both 2016 and 2015.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries were as follows:

	2016	2015
Transportation, rail	35%	27%
Marine transportation/Transportation, other	33%	25%
Paper products	16%	12%
Mining	*	20%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, were as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2016	2015
The Sabine Mining Company	Mining	28%	33%
Yellow Fin Marine Services LLC	Transportation, marine	22%	15%
MRXX-Interstate Commodities	Transportation, rail	10%	*
Union Pacific Railroad Company	Transportation, rail	*	12%
*	Less than 10%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2016 and 2015, the notes have been fully settled.

5. Investment in equipment and leases, net:

The Company’s investment in leases consisted of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$4,112	$(177)	$(440)	$3,495
Net investment in direct financing leases	6,216	(3,541)	(2,674)	1
Assets held for sale or lease, net	797	(96)	—	701
Initial direct costs, net of accumulated amortization of $2 at December 31, 2016 and $83 at December 31, 2015	2	1	(2)	1
Total	$11,127	$(3,813)	$(3,116)	$4,198

Impairment of investments in leases and assets held for sale or lease:

The Company did not record any fair value adjustments during 2016. The Company recorded $132 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment during 2015.

As of December 31, 2016 and 2015, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $440 thousand and $899 thousand for the respective years ended December 31, 2016 and 2015. IDC amortization expense totaled $2 thousand and $6 thousand during 2016 and 2015, respectively, all of which was related to operating leases and direct financing leases. All of the leased property was acquired during the years 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Transportation, rail	$12,154	$—	$(863)	$11,291
Marine vessels	9,700	—	—	9,700
Transportation, other	2,011	—	(184)	1,827
Materials handling	628	—	(97)	531
Construction	565	—	—	565
Manufacturing	528	—	(173)	355
Other	16	—	(5)	11
	25,602	—	(1,322)	24,280
Less accumulated depreciation	(21,490)	(440)	1,145	(20,785)
Total	$4,112	$(440)	$(177)	$3,495

The average estimated residual value for assets on operating leases was 11% and 12% of the assets’ original cost at December 31, 2016 and 2015, respectively.

The Company may earn revenues from its rail transportation and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $69 thousand and $97 thousand during the years ended December 31, 2016 and 2015, respectively.

Direct financing leases:

As of December 31, 2016, investment in direct financing leases consisted of materials handling equipment. Such investment consists of materials handling and mining equipment as of December 31, 2015. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Total minimum lease payments receivable	$1	$3,687
Estimated residual values of leased equipment (unguaranteed)	—	3,543
Investment in direct financing leases	1	7,230
Less unearned income	—	(1,014)
Net investment in direct financing leases	$1	$6,216

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable were as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2017	$1,854	$1	$1,855
2018	1,058	—	1,058
2019	873	—	873
2020	484	—	484
2021	81	—	81
	$4,350	$1	$4,351

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses totaled $2 thousand and $1 thousand at December 31, 2016 and 2015, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2016 and 2015.

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$395	$517
Asset management fees to Managing Member and/or affiliates	218	296
	$613	$813

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2016, all of the Company’s outstanding non-recourse debt had been fully paid. At December 31, 2015, non-recourse debt consisted of notes payable to financial institutions, maturing from 2016 through 2017. The notes were due in monthly installments. Interest on the notes were at a fixed rates ranging from 6.58% to 6.66%. The notes were secured by assignments of lease payments and pledges of assets. At December 31, 2015, gross lease rentals totaled approximately $3.7 million over the remaining lease terms; and the carrying value of the pledged assets were approximately $6.2 million.

The non-recourse debt did not contain any material financial covenants. The debt was secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of the respective specific security and the Company did not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company did not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and were viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there were no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company had determined that there were no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

9. Commitments and contingencies:

At December 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

As of December 31, 2016 and 2015, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

The Company has the right, exercisable in the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

11. Members’ capital: - (continued)

amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2016 and 2015. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2016	2015
Distributions declared	$5,123	$4,822
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.42	$0.40

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at December 31, 2016. By comparison, at December 31, 2015, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reduce the cost basis of certain equipment deemed impaired. Amounts at December 31, 2015 reflect the fair value of the then existing impaired assets.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The Company did not hold any warrant positions at December 31, 2016. The valuation of the warrants at December 31, 2015 was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of the same date, the Company’s remaining warrants had no fair value.

Impaired off-lease equipment (non-recurring)

During 2016, the Company had no fair value adjustments relative to impaired equipment. During 2015, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $132 thousand to reduce the cost basis of the equipment.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy as of December 31, 2015:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.01
			Exercise price	$2.01
			Time to maturity (in years)	0.04
			Risk-free interest rate	0.14%
			Annualized volatility	100.00%
Impaired Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$100,000 (total of $300,000)
			Equipment Condition	Poor to Average

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

Non-recourse debt

The fair value of the Company’s non-recourse debt was estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Commitments and Contingencies

Management has determined that the fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$—	$—	$3,421
Investment in securities	5	—	—	5	5

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,240	$2,240	$—	$—	$2,240
Investment in securities	5	—	—	5	5
Financial liabilities:
Non-recourse debt	3,921	—	—	3,971	3,971

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2016 and 2015. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2016 and 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $79 thousand and $83 thousand, respectively.

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

Date: March 17, 2017

ATEL Capital Equipment Fund IX, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.