Form 10-Q
period 2017-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2017-05-12
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,114	$3,421
Accounts receivable, net	105	105
Prepaid expenses and other assets	60	69
Investment in securities	5	5
Investments in equipment and leases, net	4,070	4,198
Total assets	$5,354	$7,798
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$74	$24
Other	133	297
Deposits due lessees	4	4
Unearned operating lease income	42	112
Total liabilities	253	437
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,101	7,361
Total Members’ capital	5,101	7,361
Total liabilities and Members’ capital	$5,354	$7,798

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$636	$678
Direct financing leases	—	358
Gain on sales of lease assets	3	38
Gain on sales or dispositions of investment in securities	—	1
Other revenue	2	6
Total revenues	641	1,081
Expenses:
Depreciation of operating lease assets	122	116
Asset management fees to Managing Member	25	69
Cost reimbursements to Managing Member and/or affiliates	119	94
Provision for credit losses	2	—
Amortization of initial direct costs	—	1
Other management fees	7	7
Interest expense	—	53
Professional fees	51	68
Outside services	33	26
Insurance	11	11
Marine vessel maintenance and other operating costs	—	18
Railcar and equipment maintenance	35	44
Franchise fees and state taxes	2	8
Storage fees	12	14
Postage	6	5
Printing and photocopying	10	5
Other	25	18
Total operating expenses	460	557
Other income, net	2	—
Net income	$183	$524
Net income:
Managing Member	$183	$98
Other Members	—	426
	$183	$524
Net income per Limited Liability Company Unit (Other Members)	$—	$0.04
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017
(in thousands, except for units and per unit data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2015	12,055,016	$9,730	$—	$9,730
Distributions to Other Members ($0.42 per Unit)	—	(5,123)	—	(5,123)
Distributions to Managing Member	—	—	(415)	(415)
Net income	—	2,754	415	3,169
Balance December 31, 2016	12,055,016	7,361	—	7,361
Distributions to Other Members ($0.19 per Unit)	—	(2,260)	—	(2,260)
Distributions to Managing Member	—	—	(183)	(183)
Net income	—	—	183	183
Balance March 31, 2017 (unaudited)	12,055,016	$5,101	$—	$5,101

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$183	$524
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(3)	(38)
Gain on sales or dispositions of investment in securities	—	(1)
Depreciation of operating lease assets	122	116
Amortization of initial direct costs	—	1
Provision for credit losses	2	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	57
Prepaid expenses and other assets	9	5
Accounts payable, Managing Member	50	50
Accounts payable, other	(164)	(42)
Unearned operating lease income	(70)	(63)
Net cash provided by operating activities	127	609
Investing activities:
Proceeds from sales of lease assets	8	171
Proceeds from sales or dispositions of investment in securities	—	1
Principal payments received on direct financing leases	1	755
Net cash provided by investing activities	9	927
Financing activities:
Repayments of non-recourse debt	—	(1,054)
Distributions to Other Members	(2,260)	(1,205)
Distributions to Managing Member	(183)	(98)
Net cash used in financing activities	(2,443)	(2,357)
Net decrease in cash and cash equivalents	(2,307)	(821)
Cash and cash equivalents at beginning of period	3,421	2,240
Cash and cash equivalents at end of period	$1,114	$1,419
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$59
Cash paid during the period for taxes	$7	$1

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2017, 12,055,016 Units remain issued and outstanding.

On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2017 and 2016, and long-lived tangible assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
Revenue
North America	$623	97%	$1,071	99%
Canada	11	2%	—	0%
United Kingdom	7	1%	10	1%
Total International	18	3%	10	1%
Total	$641	100%	$1,081	100%

	As of March 31,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
North America	$3,980	98%	$4,150	99%
Canada	59	1%	15	0%
United Kingdom	31	1%	33	1%
Total International	90	2%	48	1%
Total	$4,070	100%	$4,198	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at March 31, 2017 and December 31, 2016 nor investment securities sold or disposed of during the three months ended March 31, 2017 and 2016.

Other income, net:

Other income, net consisted solely of net gains and losses on foreign exchange transactions.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management has adopted the standard and the adoption of ASU 2014-15 does not have a material impact on the Company’s financial statements or related disclosures.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $4 thousand and $2 thousand at March 31, 2017 and December 31, 2016, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2017 and December 31, 2016.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$3,495	$15	$(122)	$3,388
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	701	(20)	—	681
Initial direct costs, net of accumulated amortization of $2 at March 31, 2017 and $2 at December 31, 2016	1	—	—	1
Total	$4,198	$(5)	$(123)	$4,070

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $122 thousand and $116 thousand for the respective three months ended March 31, 2017 and 2016. The Company did not record initial direct cost amortization during the three months ended March 31, 2017. Initial direct costs amortization expense related to the Company’s operating and direct finance leases totaled $1 thousand for the three months ended March 31, 2016.

All of the leased property was acquired beginning in 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Transportation, rail	$11,291	$—	$482	$11,773
Marine vessels	9,700	—	—	9,700
Transportation, other	1,827	—	(125)	1,702
Construction	565	—	140	705
Materials handling	531	—	(138)	393
Manufacturing	355	—	(355)	—
Other	11	—	10	21
	24,280	—	14	24,294
Less accumulated depreciation	(20,785)	(122)	1	(20,906)
Total	$3,495	$(122)	$15	$3,388

The average estimated residual value for assets on operating leases was 11% and 12% of the assets’ original cost at March 31, 2017 and December 31, 2016, respectively. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $21 thousand and $20 thousand for the respective three months ended March 31, 2017 and 2016.

Direct financing leases:

As of December 31, 2016, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2016 (in thousands):

December 31, 2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

There was no investment in direct financing lease assets in non-accrual status at December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$1,330
Twelve months ending December 31, 2018	1,076
2019	880
2020	490
2021	88
2022	3
$3,867

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three months ended March 31, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$119	$94
Asset management fees to Managing Member and/or affiliates	25	69
	$144	$163

6. Commitments and Contingencies:

At March 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of March 31, 2017 and December 31, 2016, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions declared	$2,260	$1,205
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.19	$0.10

8. Fair value measurements:

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

The measurement methodologies are as follows:

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2017 and for the year ended December 31, 2016. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

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

Investment in securities (Non-Recurring)

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Commitments and Contingencies (Non-Recurring)

Management has determined that the fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,114	$1,114	$—	$—	$1,114
Investment in securities	5	—	—	5	5

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$—	$—	$3,421
Investment in securities	5	—	—	5	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $183 thousand, and $524 thousand for the three months ended March 31, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for the three months ended March 31, 2017 decreased by $440 thousand, or 41%, as compared to the prior year period. Such decrease was largely due to a $358 thousand, or 100%, reduction in revenues from direct financing leases, the result of run-off of the portfolio as well as the sales of lease assets; and a $42 thousand, or 6%, decrease in operating lease revenues, also the result of continued run-off. In addition, there was a reduced gain on sales of lease assets of $35 thousand, or 92%, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2017 decreased by $97 thousand, or 17%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $53 thousand, or a total reduction in interest expense burden, corresponding to a $2.9 million net drop in outstanding borrowings since March 31, 2016; and a $44 thousand, or 64%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company's continued liquidation phase activities. Partially offsetting these, and other reductions in expense, was a $25 thousand, or 27%, increase in cost reimbursement to the managing member and/or affiliates the result of higher payroll cost allocations.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.1 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$127	$609
Investing activities	9	927
Financing activities	(2,443)	(2,357)
Net decrease in cash and cash equivalents	$(2,307)	$(821)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $8 thousand and $171 thousand of proceeds from sales or dispositions of equipment during the respective three months ended March 31, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $2.4 million and $1.3 million for the three month periods ended March 31, 2017 and 2016, respectively. In addition, $1.1 million was used to pay down debt during the three months ended March 31, 2016.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For detailed information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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