Form 10-Q
period 2017-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2017-08-10
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$920	$3,421
Accounts receivable, net	110	105
Prepaid expenses and other assets	57	69
Investment in securities	5	5
Investments in equipment and leases, net	3,925	4,198
Total assets	$5,017	$7,798
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$40	$24
Other	104	297
Deposits due lessees	6	4
Unearned operating lease income	46	112
Total liabilities	196	437
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,821	7,361
Total Members’ capital	4,821	7,361
Total liabilities and Members’ capital	$5,017	$7,798

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$649	$676	$1,285	$1,354
Direct financing leases	—	310	—	668
Gain on sales of lease assets	39	162	42	200
Gain on sales or dispositions of investment in securities	4	—	4	1
Other revenue	2	13	4	19
Total revenues	694	1,161	1,335	2,242
Expenses:
Depreciation of operating lease assets	104	109	226	225
Asset management fees to Managing Member and/or affiliates	29	62	54	131
Cost reimbursements to Managing Member and/or affiliates	107	92	226	186
(Reversal of) provision for credit losses	(4)	2	(2)	2
Amortization of initial direct costs	1	—	1	1
Other management fees	7	8	14	15
Interest expense	—	36	—	89
Professional fees	43	14	94	82
Outside services	29	17	62	43
Insurance	12	11	23	22
Marine vessel maintenance and other operating costs	—	3	—	21
Railcar and equipment maintenance	39	36	74	80
Franchise fees and state taxes	—	11	2	19
Postage	1	2	7	7
Printing and photocopying	6	2	16	7
Storage fees	14	9	26	23
Other	17	18	42	36
Total operating expenses	405	432	865	989
Other income (loss), net	2	(3)	4	(3)
Net income	$291	$726	$474	$1,250
Net income:
Managing Member	$43	$85	$226	$183
Other Members	248	641	248	1,067
	$291	$726	$474	$1,250
Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.05	$0.02	$0.09
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	12,055,016	$9,730	$—	$9,730
Distributions to Other Members ($0.42 per Unit)	—	(5,123)	—	(5,123)
Distributions to Managing Member	—	—	(415)	(415)
Net income	—	2,754	415	3,169
Balance December 31, 2016	12,055,016	7,361	—	7,361
Distributions to Other Members ($0.23 per Unit)	—	(2,788)	—	(2,788)
Distributions to Managing Member	—	—	(226)	(226)
Net income	—	248	226	474
Balance June 30, 2017 (Unaudited)	12,055,016	$4,821	$—	$4,821

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net income	$291	$726	$474	$1,250
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(39)	(162)	(42)	(200)
Gain on sales or dispositions of investment in securities	(4)	—	(4)	(1)
Depreciation of operating lease assets	104	109	226	225
Amortization of initial direct costs	1	—	1	1
(Reversal of) provision for credit losses	(4)	2	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(1)	3	(3)	60
Prepaid expenses and other assets	3	5	12	10
Accounts payable, Managing Member	(34)	(76)	16	(26)
Accounts payable, other	(29)	(41)	(193)	(83)
Deposits due lessees	2	—	2	—
Unearned operating lease income	4	75	(66)	12
Net cash provided by operating activities	294	641	421	1,250
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	79	194	87	365
Proceeds from sales or dispositions of investment in securities	4	—	4	1
Principal payments received on direct financing leases	—	803	1	1,558
Net cash provided by investing activities	83	997	92	1,924
Financing activities:
Repayments of non-recourse debt	—	(1,071)	—	(2,125)
Distributions to Other Members	(528)	(1,055)	(2,788)	(2,260)
Distributions to Managing Member	(43)	(85)	(226)	(183)
Net cash used in financing activities	(571)	(2,211)	(3,014)	(4,568)
Net decrease in cash and cash equivalents	(194)	(573)	(2,501)	(1,394)
Cash and cash equivalents at beginning of period	1,114	1,419	3,421	2,240
Cash and cash equivalents at end of period	$920	$846	$920	$846
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$42	$—	$101
Cash paid during the period for taxes	$32	$46	$39	$47

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2017, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2017 and 2016, and long-lived tangible assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$1,299	97%	$2,223	99%
Canada	27	2%	—	0%
United Kingdom	9	1%	19	1%
Total International	36	3%	19	1%
Total	$1,335	100%	$2,242	100%

	As of June 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$3,843	98%	$4,150	99%
Canada	79	2%	15	0%
United Kingdom	3	0%	33	1%
Total International	82	2%	48	1%
Total	$3,925	100%	$4,198	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at June 30, 2017 and December 31, 2016 nor investment securities sold nor disposed of during the three and six months ended June 30, 2017 and 2016.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019,

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, we do not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, the Company does not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $0 thousand and $2 thousand at June 30, 2017 and December 31, 2016, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2017 and December 31, 2016.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$3,495	$(17)	$(226)	$3,252
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	701	(30)	—	671
Initial direct costs, net of accumulated amortization of $3 at June 30, 2017 and $2 at December 31, 2016	1	2	(1)	2
Total	$4,198	$(45)	$(228)	$3,925

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $104 thousand and $109 thousand for the respective three months ended June 30, 2017 and 2016, and was $226 thousand and $225 thousand for the respective six months ended June 30, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $0 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded initial direct cost amortization of $1 thousand for both the six months ended June 30, 2017 and 2016.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Transportation, rail	$11,291	$—	$402	$11,693
Marine vessels	9,700	—	—	9,700
Transportation, other	1,827	—	(157)	1,670
Materials handling	531	—	140	671
Construction	565	—	(138)	427
Manufacturing	355	—	(355)	—
Other	11	—	—	11
	24,280	—	(108)	24,172
Less accumulated depreciation	(20,785)	(226)	91	(20,920)
Total	$3,495	$(226)	$(17)	$3,252

The average estimated residual value for assets on operating leases was 11% and 12% of the assets’ original cost at June 30, 2017 and December 31, 2016, respectively. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $27 thousand and $13 thousand for the respective three months ended June 30, 2017 and 2016, and $48 thousand and $33 thousand for the respective three and six months ended June 30, 2017 and 2016.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2017	$799
Year ending December 31, 2018	1,089
2019	885
2020	490
2021	88
2022	3
$3,354

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and six months ended June 30, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$107	$92	$226	$186
Asset management fees to Managing Member and/or affiliates	29	62	54	131
	$136	$154	$280	$317

6. Commitments and Contingencies:

At June 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of June 30, 2017 and December 31, 2016, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions declared	$528	$1,055	$2,788	$2,260
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.04	$0.09	$0.23	$0.19

8. Fair value measurements:

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

The measurement methodologies are as follows:

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three and six months ended June 30, 2017 and for the year ended December 31, 2016. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$920	$920	$—	$—	$920
Investment in securities	5	—	—	5	5

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$—	$—	$3,421
Investment in securities	5	—	—	5	5

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

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net income of $291 thousand, and $726 thousand for the three months ended June 30, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the three months ended June 30, 2017 decreased by $467 thousand, or 40%, as compared to the prior year period. Such decrease was largely due to a $310 thousand, or 100%, reduction in revenues from direct financing leases, the result of run-off of the portfolio as well as the sales of lease assets; and a $123 thousand, or 76%, reduced gain on sales of lease assets, primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2017 decreased by $27 thousand, or 6%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $36 thousand, or a total reduction in interest expense burden, corresponding to a $1.8 million net drop in outstanding borrowings since June 30, 2016; and a $33 thousand, or 53%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company's continued liquidation phase activities. Partially offsetting these, and other reductions in expense, was a $29 thousand, or 207% increase in professional fees related to year over year differences in timing and related billings for professional audit and tax services and a $15 thousand, or 16%, increase in cost reimbursement to the managing member and/or affiliates the result of higher indirect cost allocations.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $474 thousand, and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for the six months ended June 30, 2017 decreased by $907 thousand, or 40%, as compared to the prior year period. Such decrease was largely due to a $668 thousand, or 100%, reduction in revenues from direct financing leases, the result of run-off of the portfolio as well as the sales of lease assets; a $158 thousand, or 79%, reduced gain on sales of lease assets primarily due to a change in the volume and mix of assets sold; and a $69 thousand, or 5%, decrease in operating lease revenues, also the result of continued portfolio run-off.

Expenses

Total expenses for the six months ended June 30, 2017 decreased by $124 thousand, or 13%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $89 thousand, or a total reduction in interest expense burden, corresponding to a $1.8 million net drop in outstanding borrowings since June 30, 2016; and a $77 thousand, or 59%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company's continued liquidation phase activities. Partially offsetting these, and other reductions in expense, was a $40 thousand, or 22% increase in cost reimbursement to the managing member and/or affiliates the result of higher indirect cost allocations.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $920 thousand and $3.4 million at June 30, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$294	$641	$421	$1,250
Investing activities	83	997	92	1,924
Financing activities	(571)	(2,211)	(3,014)	(4,568)
Net decrease in cash and cash equivalents	$(194)	$(573)	$(2,501)	$(1,394)

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $79 thousand and $194 thousand of proceeds from sales or dispositions of equipment during the respective three months ended June 30, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $571 thousand and $1.1 million for the three month periods ended June 30, 2017 and 2016, respectively. In addition, $1.1 million was used to pay down debt during the three months ended June 30, 2016.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $87 thousand and $365 thousand of proceeds from sales or dispositions of equipment during the respective six months ended June 30, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $3.0 million and $2.4 million for the six month periods ended June 30, 2017 and 2016, respectively. In addition, $2.1 million was used to pay down debt during the six months ended June 30, 2016.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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