Form 10-Q
period 2017-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2017-11-09
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$734	$3,421
Accounts receivable, net	102	105
Prepaid expenses and other assets	77	69
Investment in securities	5	5
Investments in equipment and leases, net	3,818	4,198
Total assets	$4,736	$7,798
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$43	$24
Other	114	297
Deposits due lessees	6	4
Unearned operating lease income	50	112
Total liabilities	213	437
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,523	7,361
Total Members’ capital	4,523	7,361
Total liabilities and Members’ capital	$4,736	$7,798

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$573	$644	$1,858	$1,998
Direct financing leases	—	224	—	892
Gain on sales of lease assets	71	600	113	800
Gain on sales or dispositions of investment in securities	—	—	4	1
Other revenue	—	3	4	22
Total revenues	644	1,471	1,979	3,713
Expenses:
Depreciation of operating lease assets	102	107	328	332
Asset management fees to Managing Member and/or affiliates	26	49	80	180
Cost reimbursements to Managing Member and/or affiliates	96	104	322	290
Provision for credit losses	9	—	7	2
Amortization of initial direct costs	—	—	1	1
Other management fees	7	7	21	22
Interest expense	—	17	—	106
Professional fees	16	19	110	101
Outside services	20	10	82	53
Insurance	14	14	37	36
Marine vessel maintenance and other operating costs	1	—	1	21
Railcar and equipment maintenance	28	28	102	108
Franchise fees and state taxes	29	12	31	31
Printing and photocopying	9	6	25	13
Storage fees	10	13	36	36
Other	8	13	57	56
Total operating expenses	375	399	1,240	1,388
Other income (loss), net	3	(1)	7	(4)
Net income	$272	$1,071	$746	$2,321
Net income:
Managing Member	$43	$49	$269	$232
Other Members	229	1,022	477	2,089
	$272	$1,071	$746	$2,321
Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.08	$0.04	$0.17
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	12,055,016	$9,730	$—	$9,730
Distributions to Other Members ($0.42 per Unit)	—	(5,123)	—	(5,123)
Distributions to Managing Member	—	—	(415)	(415)
Net income	—	2,754	415	3,169
Balance December 31, 2016	12,055,016	7,361	—	7,361
Distributions to Other Members ($0.27 per Unit)	—	(3,315)	—	(3,315)
Distributions to Managing Member	—	—	(269)	(269)
Net income	—	477	269	746
Balance September 30, 2017 (Unaudited)	12,055,016	$4,523	$—	$4,523

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net income	$272	$1,071	$746	$2,321
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(71)	(600)	(113)	(800)
Gain on sales or dispositions of investment in securities	—	—	(4)	(1)
Depreciation of operating lease assets	102	107	328	332
Amortization of initial direct costs	—	—	1	1
Provision for credit losses	9	—	7	2
Changes in operating assets and liabilities:
Accounts receivable	(1)	187	(4)	247
Prepaid expenses and other assets	(20)	(17)	(8)	(7)
Accounts payable, Managing Member	3	61	19	35
Accounts payable, other	10	19	(183)	(64)
Deposits due lessees	—	4	2	4
Unearned operating lease income	4	(4)	(62)	8
Net cash provided by operating activities	308	828	729	2,078
Investing activities:
Proceeds from sales of lease assets	85	2,527	172	2,892
Proceeds from sales or dispositions of investment in securities	—	—	4	1
Payments of initial direct costs	(9)	—	(9)	—
Principal payments received on direct financing leases	—	698	1	2,256
Net cash provided by investing activities	76	3,225	168	5,149
Financing activities:
Repayments of non-recourse debt	—	(1,089)	—	(3,214)
Distributions to Other Members	(527)	(603)	(3,315)	(2,863)
Distributions to Managing Member	(43)	(49)	(269)	(232)
Net cash used in financing activities	(570)	(1,741)	(3,584)	(6,309)
Net (decrease) increase in cash and cash equivalents	(186)	2,312	(2,687)	918
Cash and cash equivalents at beginning of period	920	846	3,421	2,240
Cash and cash equivalents at end of period	$734	$3,158	$734	$3,158
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$23	$—	$124
Cash paid during the period for taxes	$3	$—	$42	$47

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2017, 12,055,016 Units remain issued and outstanding.

The Company is governed by the ATEL Capital Equipment IX, LLC amended and restated limited liability company operating agreement dated January 16, 2001 (the “Operating Agreement”). On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, and long-lived tangible assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$1,920	97%	$3,685	99%
Canada	46	2%	—	0%
United Kingdom	13	1%	28	1%
Total International	59	3%	28	1%
Total	$1,979	100%	$3,713	100%

	As of September 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$3,725	98%	$4,150	99%
Canada	91	2%	15	0%
United Kingdom	2	0%	33	1%
Total International	93	2%	48	1%
Total	$3,818	100%	$4,198	100%

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at September 30, 2017 and December 31, 2016 nor investment securities sold nor disposed of during the three and nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, we do not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, the Company does not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $9 thousand and $2 thousand at September 30, 2017 and December 31, 2016, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2017 and December 31, 2016.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2017
Net investment in operating leases	$3,495	$29	$(328)	$3,196
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	701	(88)	—	613
Initial direct costs, net of accumulated amortization of $4 at September 30, 2017 and $2 at December 31, 2016	1	9	(1)	9
Total	$4,198	$(50)	$(330)	$3,818

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $102 thousand and $107 thousand for the respective three months ended September 30, 2017 and 2016, and was $328 thousand and $332 thousand for the respective nine months ended September 30, 2017 and 2016. The Company recorded initial direct cost amortization of $1 thousand for both the nine months ended September 30, 2017 and 2016.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance September 30, 2017
Transportation, rail	$11,291	$—	$774	$12,065
Marine vessels	9,700	—	—	9,700
Transportation, other	1,827	—	(332)	1,495
Materials handling	531	—	84	615
Construction	565	—	(148)	417
Manufacturing	355	—	(355)	—
Other	11	—	—	11
	24,280	—	23	24,303
Less accumulated depreciation	(20,785)	(328)	6	(21,107)
Total	$3,495	$(328)	$29	$3,196

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost for both September 30, 2017 and December 31, 2016. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its railcars and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $21 thousand and $12 thousand for the respective three months ended September 30, 2017 and 2016, and $69 thousand and $45 thousand for the respective nine months ended September 30, 2017 and 2016.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$419
Year ending December 31, 2018	1,239
2019	940
2020	537
2021	132
2022	25
$3,292

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$96	$104	$322	$290
Asset management fees to Managing Member and/or affiliates	26	49	80	180
	$122	$153	$402	$470

6. Commitments and Contingencies:

At September 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of September 30, 2017 and December 31, 2016, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions declared	$527	$603	$3,315	$2,863
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$0.04	$0.05	$0.27	$0.24

8. Fair value measurements:

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$734	$734	$—	$—	$734
Investment in securities	5	—	—	5	5

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$—	$—	$3,421
Investment in securities	5	—	—	5	5

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

As of September 30, 2017, the Company continues in its liquidation phase. Accordingly, leased assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had net income of $272 thousand, and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the three months ended September 30, 2017 decreased by $827 thousand, or 56%, as compared to the prior year period. Such decrease was largely due to a $529 thousand, or 88%, reduced gain on sales of lease assets, primarily due to a mix of assets sold; a $224 thousand, or 100%, reduction in direct financing leases revenues, the result of run-off of the portfolio and the sales of lease assets; and a $71 thousand, or 11%, reduction in operating leases revenues, the result of run-off of the portfolio and the sales of lease assets.

Expenses

Total expenses for the three months ended September 30, 2017 decreased by $24 thousand, or 6%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $23 thousand, or 47%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company’s continued liquidation phase activities; and a $17 thousand, or a 100% reduction in interest expense burden, corresponding to a $707 thousand net drop in outstanding borrowings since September 30, 2016; offset, in part by a $17 thousand, or 142% increase in income taxes and franchise fees, due to an adjustment in estimated tax liability related to prior year tax payments.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net income of $746 thousand, and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for the nine months ended September 30, 2017 decreased by $1.7 million, or 47%, as compared to the prior year period. Such decrease was largely due to an $892 thousand, or 100%, reduction in revenues from direct financing leases, the result of run-off of the portfolio as well as the sales of lease assets; a $687 thousand, or 86%, reduced gain on sales of lease assets primarily due to a change in the volume and mix of assets sold; and a $140 thousand, or 7%, decrease in operating lease revenues, also the result of continued portfolio run-off and the sales of lease assets.

Expenses

Total expenses for the nine months ended September 30, 2017 decreased by $148 thousand, or 11%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $106 thousand, or a 100% reduction in interest expense burden, corresponding to a $707 thousand net decrease in outstanding borrowings since September 30, 2016; and a $100 thousand, or 56%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company’s continued liquidation phase activities. Partially offsetting these, and other reductions in expense, was a $32 thousand, or 11%, increase in cost reimbursement to the managing member and/or affiliates, the result of higher indirect cost allocations, a result of refinement of cost allocation methodology; and a $29 thousand, or 55%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $734 thousand and $3.4 million at September 30, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$308	$828	$729	$2,078
Investing activities	76	3,225	168	5,149
Financing activities	(570)	(1,741)	(3,584)	(6,309)
Net (decrease) increase in cash and cash equivalents	$(186)	$2,312	$(2,687)	$918

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $85 thousand and $2.5 million of proceeds from sales or dispositions of equipment during the respective three months ended September 30, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $570 thousand and $652 thousand for the three months ended September 30, 2017 and 2016, respectively. In addition, $1.1 million was used to pay down debt during the three months ended September 30, 2016.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $172 thousand and $2.9 million of proceeds from sales or dispositions of equipment during the respective nine months ended September 30, 2017 and 2016. The Company also received $1 thousand and $2.3 million of principal payments from direct finance leases during the nine months ended September 30, 2017 and 2016, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $3.6 million and $3.1 million for the nine month periods ended September 30, 2017 and 2016, respectively. In addition, $3.2 million was used to pay down debt during the nine months ended September 30, 2016.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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