Form 10-K
period 2017-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2018-03-27
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2017, 12,055,016 Units remain issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 6 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company has only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2017, the Company had purchased equipment with a total acquisition price of $177.8 million. The Company had also funded investments in notes receivable totaling $14.5 million through December 31, 2017.

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

The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.60%
Materials handling	35,106	19.74%
Transportation, other	17,169	9.65%
Construction	16,352	9.20%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.57%
Marine vessels	13,283	7.47%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.40%
	$177,826	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.87%
Transportation, other	25,960	14.60%
Manufacturing	19,256	10.83%
Electronics	16,926	9.52%
Retail	9,048	5.09%
Oil/Gas	8,709	4.90%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,683	3.76%
Construction	5,365	3.02%
Paper products	4,549	2.56%
Other	7,063	3.96%
	$177,826	100.00%

From inception to December 31, 2017, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Mining equipment	$47,201	$12,922	$68,813
Materials handling	34,543	4,118	41,972
Construction	15,955	1,992	19,538
Transportation, other	14,949	3,969	13,945
Aviation	13,035	9,683	9,355
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	4,176	1,728	4,994
Marine vessels	1,832	—	2,481
Transportation, rail	904	410	818
Other	5,958	2,459	5,057
	$149,844	$39,333	$178,159

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets. It will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2017 and 2016, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,880	26.81%
Aircraft	2,680	18.52%
Storage facility	2,503	17.29%
Research	1,977	13.66%
Manufacturing	1,083	7.48%
Telecommunications	503	3.48%
Furniture/Fixtures	320	2.21%
Other	1,528	10.55%
	$14,474	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$4,086	28.23%
Communications	3,360	23.21%
Transportation	2,680	18.52%
Business services	1,911	13.20%
Health services	1,440	9.95%
Waste and recycling	500	3.45%
Electronics	350	2.42%
Industrial machinery	147	1.02%
	$14,474	100.00%

From inception to December 31, 2017, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$3,880	$264	$3,460
Aircraft	2,680	1,360	3,864
Storage facility	2,503	—	3,623
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	1,528	338	1,483
	$14,474	$2,328	$15,955

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

Holders

As of December 31, 2017, a total of 3,074 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (3.50% of revenues)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 165.9%, based on ATEL’s historical track record as of December 31, 2017.

For Off-Lease:  A fair market value of lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND IX, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND IX, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.52. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND IX, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND IX, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. A total of four periodic distributions were paid in 2017 and 2016. During 2017, the rate was $0.20 per Unit for the first quarter distribution and $0.04 per Unit for each of the remaining three quarters. During 2016, the rate was $0.10 per Unit for the first quarter distribution, $0.09 per Unit for the second quarter distribution, $0.05 per Unit for the third quarter distribution and $0.18 per Unit for the fourth quarter distribution. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2017	2016
Net income per Unit, based on weighted average Units outstanding	$0.05	$0.23
Return of investment	0.27	0.19
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.32	0.42
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.32	$0.42
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

It was the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization was expected to remain high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to

120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates tended to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 94% and 88% as of December 31, 2017 and 2016, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2017 versus 2016

The Company had net income of $873 thousand, and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The net results for 2017 reflected decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2017 decreased by $2.5 million, or 50%, as compared to prior year. Such decrease was largely due to a $1.3 million, or 91%, reduced gain on sales of lease assets primarily due to a change in the volume and mix of assets sold; a $1 million, or 100%, reduction in revenues from direct financing leases, the result of run-off of the portfolio as well as the sales of lease assets; and a $252 thousand, or 10%, decrease in operating lease revenues, also the result of continued portfolio run-off and the sales of lease assets.

Expenses

Total expenses for 2017 decreased by $226 thousand, or 12%, as compared to prior year. Such net decrease in total expenses was largely the result of a $116 thousand, or 53%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating and direct finance lease revenues which is consistent with the Company’s continued liquidation phase activities; a $112 thousand, or a 100% reduction in interest expense since the Company did not have any outstanding borrowings during 2017; and an $89 thousand, or 82%, decrease in marine vessel maintenance and other operating costs due to periodic maintenance that was completed in 2016. Partially offsetting these, and other reductions in expense, was a $31 thousand, or 38%, increase in outside services, and a $25 thousand, or 22%, increase in professional fees, that are indicative of additional efforts required to comply with certain regulatory requirements; and a $24 thousand, or 6%, increase in cost reimbursement to the managing member and/or affiliates, the result of higher indirect cost allocations, a result of refinement of cost allocation methodology.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $441 thousand, and $3.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$988	$2,769
Investing activities	186	7,871
Financing activities	(4,154)	(9,459)
Net (decrease) increase in cash and cash equivalents	$(2,980)	$1,181

2017 versus 2016

During 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company realized $190 thousand and $5.2 million of proceeds from sales or dispositions of equipment during the respective years ended December 31, 2017 and 2016. The Company also received $1 thousand and $2.7 million of principal payments from direct finance leases during the years ended December 31, 2017 and 2016, respectively.

During the same respective years, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $4.2 million and $5.5 million for the years ended December 31, 2017 and 2016, respectively. In addition, $3.9 million was used to pay down non-recourse debt during the year ended December 31, 2016.

Capital Resources and Liquidity

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 29.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
San Francisco, California March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$441	$3,421
Accounts receivable, net of allowance for doubtful accounts of $12 at December 31, 2017 and $2 at December 31, 2016	112	105
Prepaid expenses and other assets	68	69
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $23,187 at December 31, 2017 and $23,382 at December 31, 2016	3,703	4,198
Total assets	$4,329	$7,798
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$18	$24
Due to affiliates	39	—
Other	137	297
Deposits due lessees	6	4
Unearned operating lease income	49	112
Total liabilities	249	437
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,080	7,361
Total Members’ capital	4,080	7,361
Total liabilities and Members’ capital	$4,329	$7,798

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$2,374	$2,626
Direct financing leases	—	1,013
Gain on sales of lease assets	124	1,379
Gain on sales or dispositions of investment in securities	4	5
Other revenue	6	22
Total revenues	2,508	5,045
Expenses:
Depreciation of operating lease assets	435	440
Asset management fees to Managing Member	102	218
Cost reimbursements to Managing Member and/or affiliates	419	395
Provision for credit losses	10	1
Amortization of initial direct costs	2	2
Other management fees	26	29
Interest expense	—	112
Professional fees	139	114
Outside services	112	81
Insurance	48	47
Marine vessel maintenance and other operating costs	20	109
Railcar and equipment maintenance	132	127
Franchise fees and state taxes	47	42
Storage fees	47	52
Printing and photocopying	36	21
Other	68	79
Total operating expenses	1,643	1,869
Other income (loss), net	8	(7)
Net income	$873	$3,169
Net income:
Managing Member	$312	$415
Other Members	561	2,754
	$873	$3,169
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.23
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	12,055,016	$9,730	$—	$9,730
Distributions to Other Members ($0.42 per Unit)	—	(5,123)	—	(5,123)
Distributions to Managing Member	—	—	(415)	(415)
Net income	—	2,754	415	3,169
Balance December 31, 2016	12,055,016	7,361	—	7,361
Distributions to Other Members ($0.32 per Unit)	—	(3,842)	—	(3,842)
Distributions to Managing Member	—	—	(312)	(312)
Net income	—	561	312	873
Balance December 31, 2017	12,055,016	$4,080	$—	$4,080

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net income	$873	$3,169
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(124)	(1,379)
Gain on sales or dispositions of investment in securities	(4)	(5)
Depreciation of operating lease assets	435	440
Amortization of initial direct costs	2	2
Provision for credit losses	10	1
Accounts receivable	(17)	427
Prepaid expenses and other assets	1	(3)
Accounts payable, Managing Member and affiliates	33	20
Accounts payable, other	(160)	86
Deposits due lessees	2	4
Unearned operating lease income	(63)	7
Net cash provided by operating activities	988	2,769
Investing activities:
Proceeds from sales of lease assets	190	5,193
Proceeds from sales or dispositions of investment in securities	4	5
Payments of initial direct costs	(9)	(1)
Principal payments received on direct financing leases	1	2,674
Net cash provided by investing activities	186	7,871
Financing activities:
Repayments of non-recourse debt	—	(3,921)
Distributions to Other Members	(3,842)	(5,123)
Distributions to Managing Member	(312)	(415)
Net cash used in financing activities	(4,154)	(9,459)
Net (decrease) increase in cash and cash equivalents	(2,980)	1,181
Cash and cash equivalents at beginning of year	3,421	2,240
Cash and cash equivalents at end of year	$441	$3,421
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$134
Cash paid during the year for taxes	$42	$47

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2017, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2017 and 2016 and long-lived assets as of December 31, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$2,430	96%	$5,004	99%
Canada	65	3%	5	0%
United Kingdom	13	1%	36	1%
Total International	78	4%	41	1%
Total	$2,508	100%	$5,045	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$3,610	97%	$4,150	99%
Canada	91	3%	15	0%
United Kingdom	2	0%	33	1%
Total International	93	3%	48	1%
Total	$3,703	100%	$4,198	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2017 and 2016, the Company’s net foreign currency gains (losses) were nominal.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2017 and 2016 nor investment securities sold or disposed of during the years ended December 31, 2017 and 2016.

Warrants:

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheets as determined by the Managing Member. The Company held no warrants at December 31, 2017 and 2016. During 2017 and 2016, the Company realized $4 thousand and $5 thousand of gains on the net exercise of warrants, respectively, from final payment of previously sold warrants.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $47 thousand and $42 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$4,080	$7,361
Tax basis of net assets (unaudited)	19,142	22,019
Difference	$(15,062)	$(14,658)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net income per financial statements	$873	$3,169
Tax adjustments (unaudited):
Adjustment to depreciation expense	391	(437)
Provision for losses and doubtful accounts	10	1
Adjustments to revenues/other expenses	(63)	2,681
Adjustments to gain on sales of assets	66	3,710
Other	—	—
Income per federal tax return (unaudited)	$1,277	$9,124

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries were as follows:

	2017	2016
Transportation, rail	38%	35%
Marine transportation/Transportation, other	38%	33%
Paper products	*	16%
*	Less than 10%

During 2017 and 2016, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, were as follows:

		Percentage of Total Leasing Revenues
Lessee	Type of Equipment	2017	2016
Yellow Fin Marine Services LLC	Marine	27%	22%
MRXX-Interstate Commodities	Transportation, rail	16%	10%
Union Pacific Railroad Company	Transportation, rail	12%	*
The Sabine Mining Company	Mining	*	28%
*	Less than 10%

4. Investment in equipment and leases, net:

The Company’s investment in leases consisted of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2017
Net investment in operating leases	$3,495	$19	$(435)	$3,079
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	701	(85)	—	616
Initial direct costs, net of accumulated amortization of $2 at December 31, 2017 and $2 at December 31, 2016	1	9	(2)	8
Total	$4,198	$(57)	$(438)	$3,703

Impairment of investments in leases and assets held for sale or lease:

The Company did not record any fair value adjustments during 2017 and 2016.

As of December 31, 2017 and 2016, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $435 thousand and $440 thousand for the respective years ended December 31, 2017 and 2016. IDC amortization expense totaled $2 thousand and $2 thousand during 2017 and 2016, respectively, all of which was related to operating leases and direct financing leases. All of the leased property was acquired during the years 2001 through 2010.

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance December 31, 2017
Transportation, rail	$11,291	$—	$705	$11,996
Marine vessels	9,700	—	—	9,700
Transportation, other	1,827	—	(456)	1,371
Materials handling	531	—	84	615
Construction	565	—	(148)	417
Manufacturing	355	—	(231)	124
Other	11	—	—	11
	24,280	—	(46)	24,234
Less accumulated depreciation	(20,785)	(435)	65	(21,155)
Total	$3,495	$(435)	$19	$3,079

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both December 31, 2017 and 2016.

The Company may earn revenues from its rail transportation and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $82 thousand and $69 thousand during the years ended December 31, 2017 and 2016, respectively.

Direct financing leases:

As of December 31, 2017, the Company had no investment in direct financing leases. Such investment consists of materials handling and mining equipment as of December 31, 2016. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2016 (in thousands):

December 31, 2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

At December 31, 2017, the aggregate amounts of future minimum operating lease payments receivable were as follows (in thousands):

Operating Leases
Year ending December 31, 2018	$1,267
2019	938
2020	534
2021	131
2022	25
$2,895

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2017 and 2016, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

5. Allowance for credit losses:

The Company’s allowance for credit losses totaled $12 thousand and $2 thousand at December 31, 2017 and 2016, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2017 and 2016.

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$419	$395
Asset management fees to Managing Member and/or affiliates	102	218
	$521	$613

7. Commitments and contingencies:

At December 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

8. Guarantees:

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

9. Members’ capital:

As of December 31, 2017 and 2016, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2017 and 2016. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2017	2016
Distributions declared	$3,842	$5,123
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.32	$0.42

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements:

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at December 31, 2017 and 2016.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$441	$441	$—	$—	$441
Investment in securities	5	—	—	5	5

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$—	$—	$3,421
Investment in securities	5	—	—	5	5

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.

See Note 6 to the financial statements included in Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2017 and 2016. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2017 and 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $78 thousand and $79 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.