Form 10-Q
period 2018-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2018-05-15
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$863	$441
Accounts receivable, net	142	112
Investment in securities	5	5
Investments in equipment and leases, net	3,479	3,703
Prepaid expenses and other assets	61	68
Total assets	$4,550	$4,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$15	$18
Due to affiliates	49	39
Other	147	137
Deposits due lessees	6	6
Unearned operating lease income	68	49
Total liabilities	285	249
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,265	4,080
Total Members’ capital	4,265	4,080
Total liabilities and Members’ capital	$4,550	$4,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$472	$636
Gain on sales of lease assets	83	3
Other revenue	2	2
Total revenues	557	641
Expenses:
Depreciation of operating lease assets	83	122
Asset management fees to Managing Member	14	25
Cost reimbursements to Managing Member and/or affiliates	111	119
Provision for credit losses	—	2
Amortization of initial direct costs	1	—
Other management fees	5	7
Professional fees	55	51
Outside services	39	33
Insurance	12	11
Railcar and equipment maintenance	22	35
Franchise fees and state taxes	1	2
Storage fees	11	12
Postage	6	6
Printing and photocopying	3	10
Other	11	25
Total operating expenses	374	460
Other income, net	2	2
Net income	$185	$183
Net income:
Managing Member	$—	$183
Other Members	185	—
	$185	$183
Net income per Limited Liability Company Unit (Other Members)	$0.02	$—
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	12,055,016	$7,361	$—	$7,361
Distributions to Other Members ($0.32 per Unit)	—	(3,842)	—	(3,842)
Distributions to Managing Member	—	—	(312)	(312)
Net income	—	561	312	873
Balance December 31, 2017	12,055,016	4,080	—	4,080
Net income	—	185	—	185
Balance March 31, 2018 (unaudited)	12,055,016	$4,265	$—	$4,265

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$185	$183
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(83)	(3)
Depreciation of operating lease assets	83	122
Amortization of initial direct costs	1	—
Provision for credit losses	—	2
Accounts receivable	(30)	(2)
Prepaid expenses and other assets	7	9
Accounts payable, Managing Member and affiliates	7	50
Accounts payable, other	10	(164)
Unearned operating lease income	19	(70)
Net cash provided by operating activities	199	127
Investing activities:
Proceeds from sales of lease assets	223	8
Principal payments received on direct financing leases	—	1
Net cash provided by investing activities	223	9
Financing activities:
Distributions to Other Members	—	(2,260)
Distributions to Managing Member	—	(183)
Net cash used in financing activities	—	(2,443)
Net increase (decrease) in cash and cash equivalents	422	(2,307)
Cash and cash equivalents at beginning of period	441	3,421
Cash and cash equivalents at end of period	$863	$1,114
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$7

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2018, 12,055,016 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2018 and 2017, and long-lived tangible assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
Revenue
North America	$538	97%	$623	97%
Canada	19	3%	11	2%
United Kingdom	—	0%	7	1%
Total International	19	3%	18	3%
Total	$557	100%	$641	100%

	As of March 31,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
North America	$3,388	97%	$3,610	97%
Canada	91	3%	91	3%
United Kingdom	—	0%	2	0%
Total International	91	3%	93	3%
Total	$3,479	100%	$3,703	100%

Investment in securities:

Purchased securities

The Company's investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were neither impaired securities at March 31, 2018 and December 31, 2017 nor investment securities sold or disposed of during the three months ended March 31, 2018 and 2017.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

evaluated the impact of such adoption on the financial statements of the Company indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $12 thousand at both March 31, 2018 and December 31, 2017. All of such allowance was related to delinquent operating lease receivables.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$3,079	$(144)	$(83)	$2,852
Assets held for sale or lease, net	616	4	—	620
Initial direct costs, net of accumulated amortization of $3 at March 31, 2018 and $2 at December 31, 2017	8	—	(1)	7
Total	$3,703	$(140)	$(84)	$3,479

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $83 thousand and $122 thousand for the respective three months ended March 31, 2018 and 2017. The Company recorded $1 thousand and $0 initial direct cost amortization during the respective three months ended March 31, 2018 and 2017.

All of the leased property was acquired beginning in 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Transportation, rail	$11,996	$—	$(220)	$11,776
Marine vessels	9,700	—	—	9,700
Transportation, other	1,371	—	—	1,371
Materials handling	615	—	(42)	573
Construction	417	—	(417)	—
Manufacturing	124	—	(124)	—
Other	11	—	—	11
	24,234	—	(803)	23,431
Less accumulated depreciation	(21,155)	(83)	659	(20,579)
Total	$3,079	$(83)	$(144)	$2,852

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both March 31, 2018 and December 31, 2017. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $15 thousand and $21 thousand for the respective three months ended March 31, 2018 and 2017.

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2018	$957
Twelve months ending December 31, 2019	929
2020	527
2021	129
2022	25
$2,567

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$111	$119
Asset management fees to Managing Member and/or affiliates	14	25
	$125	$144

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Commitments and Contingencies:

At March 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of March 31, 2018 and December 31, 2017, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions declared	$—	$2,260
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$0.19

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The measurement methodologies are as follows:

Impaired off-lease equipment (non-recurring)

The Company had no fair value adjustments relative to impaired equipment during the three months ended March 31, 2018 and for the year ended December 31, 2017. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$863	$863	$—	$—	$863

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$441	$441	$—	$—	$441
Investment in securities	5	—	—	5	5

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

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net income of $185 thousand, and $183 thousand for the three months ended March 31, 2018 and 2017, respectively. The net results for 2018 reflected decreases in both total revenues and total operating expenses when compared to the prior period.

Revenues

Total revenues for the three months ended March 2018 decreased by $84 thousand, or 13%, as compared to the prior year period. Such decrease was largely due to a $164 thousand, or 26%, decrease in operating lease revenues, the result of continued portfolio run-off and the sales of lease assets; offset in part, by an $80 thousand increase in gain on sales of lease assets primarily due to a change in the mix of assets sold.

Expenses

Total expenses for the three months ended March 31, 2018 decreased by $86 thousand, or 19%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $39 thousand, or 32%, decrease in depreciation expense, the result of portfolio run-off and sales of lease assets; a $14 thousand, or 56%, decrease in other expenses related to appraisal, inspection, property taxes, and miscellaneous expenses; a $13 thousand, or 37%, decrease in railcar and equipment maintenance, the result of run-off and sales of lease assets; and an $11 thousand, or 44%, decrease in asset management fees to the Managing Member, reflecting a diminished level of operating lease revenues which is consistent with the Company’s continued liquidation phase activities. Partially offsetting these, and other reductions in expense, was a $6 thousand, or 18%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $863 thousand and $441 thousand at March 31, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$199	$127
Investing activities	223	9
Financing activities	—	(2,443)
Net increase (decrease) in cash and cash equivalents	$422	$(2,307)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $223 thousand and $8 thousand of proceeds from sales or dispositions of equipment during the respective three months ended March 31, 2018 and 2017.

No distributions were paid during the three months ended March 2018. During the three months ended March 2017, cash was primarily used to pay distributions totaling $2.3 million to Other Members and $183 thousand to the Managing Member.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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