Form 10-Q
period 2018-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2018-08-10
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,020	$441
Accounts receivable, net	106	112
Investment in securities	5	5
Investments in equipment and leases, net	3,385	3,703
Prepaid expenses and other assets	63	68
Total assets	$4,579	$4,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$18
Due to affiliates	15	39
Other	112	137
Deposits due lessees	6	6
Unearned operating lease income	64	49
Total liabilities	197	249
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,382	4,080
Total Members’ capital	4,382	4,080
Total liabilities and Members’ capital	$4,579	$4,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$490	$649	$962	$1,285
Gain on sales of lease assets	14	39	97	42
Gain on sales or dispositions of investment in securities	—	4	—	4
Other revenue	15	2	17	4
Total revenues	519	694	1,076	1,335
Expenses:
Depreciation of operating lease assets	87	104	170	226
Asset management fees to Managing Member	14	29	28	54
Cost reimbursements to Managing Member and/or affiliates	108	107	219	226
Provision for (reversal of) credit losses	66	(4)	66	(2)
Amortization of initial direct costs	—	1	1	1
Other management fees	7	7	12	14
Professional fees	18	43	73	94
Outside services	21	29	60	62
Insurance	11	12	23	23
Marine vessel maintenance and other operating costs	15	—	15	—
Railcar and equipment maintenance	50	39	72	74
Franchise fees and state taxes	(14)	—	(13)	2
Storage fees	9	14	20	26
Postage	1	1	7	7
Printing and photocopying	1	6	4	16
Other	8	17	19	42
Total operating expenses	402	405	776	865
Other income, net	—	2	2	4
Net income	$117	$291	$302	$474
Net income:
Managing Member	—	$43	$—	$226
Other Members	117	248	302	248
	$117	$291	$302	$474
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.02	$0.03	$0.02
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	12,055,016	$7,361	$—	$7,361
Distributions to Other Members ($0.32 per Unit)	—	(3,842)	—	(3,842)
Distributions to Managing Member	—	—	(312)	(312)
Net income	—	561	312	873
Balance December 31, 2017	12,055,016	4,080	—	4,080
Net income	—	302	—	302
Balance June 30, 2018 (unaudited)	12,055,016	$4,382	$—	$4,382

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income	$117	$291	$302	$474
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(14)	(39)	(97)	(42)
Gain on sales or dispositions of investment in securities	—	(4)	—	(4)
Depreciation of operating lease assets	87	104	170	226
Amortization of initial direct costs	—	1	1	1
Provision for credit losses	66	(4)	66	(2)
Changes in operating assets and liabilities:
Accounts receivable	(30)	(1)	(60)	(3)
Prepaid expenses and other assets	(2)	3	5	12
Accounts payable, Managing Member and affiliates	(49)	(34)	(42)	16
Accounts payable, other	(35)	(29)	(25)	(193)
Deposits due lessees	—	2	—	2
Unearned operating lease income	(4)	4	15	(66)
Net cash provided by operating activities	136	294	335	421
Investing activities:
Proceeds from sales of lease assets	21	79	244	87
Proceeds from sales or dispositions of investment in securities	—	4	—	4
Principal payments received on direct financing leases	—	—	—	1
Net cash provided by investing activities	21	83	244	92
Financing activities:
Distributions to Other Members	—	(528)	—	(2,788)
Distributions to Managing Member	—	(43)	—	(226)
Net cash used in financing activities	—	(571)	—	(3,014)
Net increase (decrease) in cash and cash equivalents	157	(194)	579	(2,501)
Cash and cash equivalents at beginning of period	863	1,114	441	3,421
Cash and cash equivalents at end of period	$1,020	$920	$1,020	$920
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$14	$32	$17	$39

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2018, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2018 and 2017, and long-lived tangible assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	% of Total	2017	% of Total
Revenue
North America	$1,037	96%	$1,299	97%
Canada	39	4%	27	2%
United Kingdom	—	—	9	1%
Total International	39	4%	36	3%
Total	$1,076	100%	$1,335	100%

	As of June 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
North America	$3,294	97%	$3,610	97%
Canada	91	3%	91	3%
United Kingdom	—	0%	2	—
Total International	91	3%	93	3%
Total	$3,385	100%	$3,703	100%

Investment in securities:

Purchased securities

The Company's investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were neither impaired securities at June 30, 2018 and December 31, 2017 nor investment securities sold or disposed of during the three and six months ended June 30, 2018 and 2017.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management evaluated the impact of such adoption on the financial statements of the Company indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $78 thousand and $12 thousand at June 30, 2018 and December 31, 2017 respectively. All of such allowance was related to delinquent operating lease receivables.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2018
Net investment in operating leases	$3,079	$(132)	$(170)	$2,777
Assets held for sale or lease, net	616	(15)	—	601
Initial direct costs, net of accumulated amortization of $3 at June 30, 2018 and $2 at December 31, 2017	8	—	(1)	7
Total	$3,703	$(147)	$(171)	$3,385

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $87 thousand and $104 thousand for the respective three months ended June 30, 2018 and 2017, and was $170 thousand and $226 thousand for the respective six months ended June 30, 2018 and 2017. The Company recorded $0 and $1 thousand initial direct cost amortization during the respective three months ended June 30, 2018 and 2017. The Company recorded initial cost amortization of $1 thousand for both the six months ended June 30, 2018 and 2017.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Transportation, rail	$11,996	$—	$(137)	$11,859
Marine vessels	9,700	—	—	9,700
Transportation, other	1,371	—	—	1,371
Materials handling	615	—	(42)	573
Construction	417	—	(417)	—
Manufacturing	124	—	(124)	—
Other	11	—	—	11
	24,234	—	(720)	23,514
Less accumulated depreciation	(21,155)	(170)	588	(20,737)
Total	$3,079	$(170)	$(132)	$2,777

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 9% and 11% of the assets’ original cost at June 30, 2018 and December 31, 2017, respectively. There were no operating leases placed in non-accrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $19 thousand and $27 thousand for the respective three months ended June 30, 2018 and 2017, and $33 thousand and $48 thousand for the respective six months ended June 30, 2018 and 2017.

At June 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2018	$644
Year Ending December 31, 2019	988
2020	558
2021	143
2022	38
2023	2
$2,373

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$108	$107	$219	$226
Asset management fees to Managing Member and/or affiliates	14	29	28	54
	$122	$136	$247	$280

6. Commitments and Contingencies:

At June 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of June 30, 2018 and December 31, 2017, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions declared	$—	$528	$—	$2,788
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$0.04	$—	$0.23

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

The measurement methodologies are as follows:

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,020	$1,020	$—	$—	$1,020

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$441	$441	$—	$—	$441

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

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net income of $117 thousand, and $291 thousand for the three months ended June 30, 2018 and 2017, respectively. The net results for 2018 reflected decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended June 30, 2018 decreased by $175 thousand, or 25%, as compared to the prior year period. Such decrease was largely due to a $159 thousand, or 24%, decrease in operating lease revenues, the result of continued portfolio run-off and the sales of lease assets; and a $25 thousand, or 64%, decrease in gain on sales of lease assets primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the three months ended June 30, 2018 decreased by $3 thousand, or 1%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $25 thousand, or 58%, decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services, a $17 thousand, or 16%, decrease in depreciation expense, the result of portfolio run-off and sales of lease assets; a $15 thousand, or 52%, decrease in asset management fees to Managing Member, reflecting a diminished level of operating lease revenues which is consistent with the Company’s continued liquidation phase activities; and a $14 thousand, decrease in franchise fees and state taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; offset, by a $70 thousand increase in provision for credit losses for delinquent customer accounts.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $302 thousand and $474 thousand for the six months ended June 30, 2018 and 2017, respectively. The net results for 2018 reflected decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2018 decreased by $259 thousand, or 19%, as compared to the prior year period. Such decrease was largely due to a $323 thousand, or 25%, decrease in operating lease revenues, the result of continued portfolio run-off and the sales of lease assets; offset, in, part, by a $55 thousand, or 131%, increase in gain on sales of lease assets primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the six months ended June 30, 2018 decreased by $89 thousand, or 10%, as compared to the prior year period. Such net decrease in total expenses was largely the result of a $56 thousand, or 25%, decrease in depreciation expense, the result of portfolio run-off and sales of lease assets; a $26 thousand, or 48%, decrease in asset management fees paid to the Managing Member, reflecting a diminished level of operating lease revenues which is consistent with the Company’s continued liquidation phase activities; a $21 thousand, or 22%, decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services; and a $15 thousand or 8 times, decrease in franchise fees and taxes, attributed to an adjustment in estimated liability for prior year tax payments; offset, in part, by a $68 thousand increase in provision for credit losses for delinquent customer accounts.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1 million and $441 thousand at June 30, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$136	$294	$335	$421
Investing activities	21	83	244	$92
Financing activities	—	(571)	—	$(3,014)
Net increase (decrease) in cash and cash equivalents	$157	$(194)	$579	$(2,501)

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $21 thousand and $79 thousand of proceeds from sales or dispositions of equipment during the respective three months ended June 30, 2018 and 2017.

During the three months ended June 30, 2017, cash was primarily used to pay distributions to both Other Members and the Managing Member. Distributions paid to Members totaled $0 and $571 thousand during the three months ended June 30, 2018 and 2017. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $244 thousand and $87 thousand of proceeds from sales or dispositions of equipment during the respective six months ended June 30, 2018 and 2017.

No distributions were paid during the six months ended June 30, 2018. During the six months ended June 30, 2017, cash was primarily used to pay distributions to Members totaling $3 million. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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