Form 10-Q
period 2018-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2018-11-08
CIK 1125264

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$887	$441
Accounts receivable, net	357	112
Due from Managing Member	87	—
Due from affiliates	13	—
Investment in securities	5	5
Investments in equipment and leases, net	3,345	3,703
Prepaid expenses and other assets	88	68
Total assets	$4,782	$4,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$62	$18
Due to affiliates	16	39
Other	130	137
Deposits due lessees	6	6
Unearned operating lease income	55	49
Total liabilities	269	249
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,513	4,080
Total Members’ capital	4,513	4,080
Total liabilities and Members’ capital	$4,782	$4,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$666	$573	$1,628	$1,858
(Loss)/gain on sales of lease assets	(58)	71	39	113
Gain on sales or dispositions of investment in securities	—	—	—	4
Other revenue	—	—	17	4
Total revenues	608	644	1,684	1,979
Expenses:
Depreciation of operating lease assets	99	102	269	328
Asset management fees to Managing Member	18	26	46	80
Cost reimbursements to Managing Member and/or affiliates	29	96	248	322
(Reversal of) provision for credit losses	(21)	9	45	7
Amortization of initial direct costs	1	—	2	1
Other management fees	27	7	39	21
Professional fees	14	16	87	110
Outside services	28	20	88	82
Insurance	11	14	34	37
Marine vessel maintenance and other operating costs	205	1	220	1
Railcar and equipment maintenance	16	28	88	102
Franchise fees and state taxes	10	29	(3)	31
Storage fees	6	10	26	36
Printing and photocopying	6	9	10	25
Other	27	8	53	57
Total operating expenses	476	375	1,252	1,240
Other income, net	(1)	3	1	7
Net income	$131	$272	$433	$746
Net income:
Managing Member	$—	$43	$—	$269
Other Members	131	229	433	477
	$131	$272	$433	$746
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.02	$0.04	$0.04
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018
(in thousands, except for units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	12,055,016	$7,361	$—	$7,361
Distributions to Other Members ($0.32 per Unit)	—	(3,842)	—	(3,842)
Distributions to Managing Member	—	—	(312)	(312)
Net income	—	561	312	873
Balance December 31, 2017	12,055,016	4,080	—	4,080
Net income	—	433	—	433
Balance September 30, 2018 (unaudited)	12,055,016	$4,513	$—	$4,513

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net income	$131	$272	$433	$746
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Loss (gain) on sales of lease assets	58	(71)	(39)	(113)
Gain on sales or dispositions of investment in securities	—	—	—	(4)
Depreciation of operating lease assets	99	102	269	328
Amortization of initial direct costs	1	—	2	1
(Reversal of) provision for credit losses	(21)	9	45	7
Changes in operating assets and liabilities:
Accounts receivable	(230)	(1)	(290)	(4)
Due from Managing Member and affiliates	(100)	—	(100)	—
Prepaid expenses and other assets	(25)	(20)	(20)	(8)
Accounts payable, Managing Member and affiliates	63	3	21	19
Accounts payable, other	18	10	(7)	(183)
Deposits due lessees	—	—	—	2
Unearned operating lease income	(9)	4	6	(62)
Net cash (used in) provided by operating activities	(15)	308	320	729
Investing activities:
Purchases and improvements to operating leases	(162)	—	(162)	—
Proceeds from sales of lease assets	44	85	288	172
Proceeds from sales or dispositions of investment in securities	—	—	—	4
Payments of initial direct costs	—	(9)	—	(9)
Principal payments received on direct financing leases	—	—	—	1
Net cash (used in) provided by investing activities	(118)	76	126	168
Financing activities:
Distributions to Other Members	—	(527)	—	(3,315)
Distributions to Managing Member	—	(43)	—	(269)
Net cash used in financing activities	—	(570)	—	(3,584)
Net (decrease) increase in cash and cash equivalents	(133)	(186)	446	(2,687)
Cash and cash equivalents at beginning of period	1,020	920	441	3,421
Cash and cash equivalents at end of period	$887	$734	$887	$734
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$3	$17	$42

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2018, 12,055,016 Units remain issued and outstanding.

The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, and long-lived tangible assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	% of Total	2017	% of Total
Revenue
North America	$1,626	97%	$1,920	97%
Canada	58	3%	46	2%
United Kingdom	—	0%	13	1%
Total International	58	3%	59	3%
Total	$1,684	100%	$1,979	100%

	As of September 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
North America	$3,254	97%	$3,610	97%
Canada	91	3%	91	3%
United Kingdom	—	0%	2	0%
Total International	91	3%	93	3%
Total	$3,345	100%	$3,703	100%

Investment in securities:

Purchased securities

The Company's investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were neither impaired securities at September 30, 2018 and December 31, 2017 nor investment securities sold or disposed of during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases, which comprise the majority of the Company’s revenues.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

The Company's allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2016	$2
Provision	10
Balance December 31, 2017	12
Provision	45
Balance September 30, 2018	$57

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2018
Net investment in operating leases	$3,079	$237	$(269)	$3,047
Assets held for sale or lease, net	616	(324)	—	292
Initial direct costs, net of accumulated amortization of $3 at September 30, 2018 and $2 at December 31, 2017	8	—	(2)	6
Total	$3,703	$(87)	$(271)	$3,345

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2018 and 2017.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $99 thousand and $102 thousand for the respective three months ended September 30, 2018 and 2017, and was $269 thousand and $328 thousand for the respective nine months ended September 30, 2018 and 2017. The Company recorded $1 thousand and $0 initial direct cost amortization during the respective three months ended September 30, 2018 and 2017. The Company recorded initial cost amortization of $2 thousand and $1 thousand for the nine months ended September 30, 2018 and 2017.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Transportation, rail	$11,996	$—	$(79)	$11,917
Marine vessels	9,700	162	1,500	11,362
Transportation, other	1,371	—	—	1,371
Materials handling	615	—	(42)	573
Construction	417	—	(417)	—
Manufacturing	124	—	(124)	—
Other	11	—		11
	24,234	162	838	25,234
Less accumulated depreciation	(21,155)	(269)	(763)	(22,187)
Total	$3,079	$(107)	$75	$3,047

The average estimated residual value for assets on operating leases was 9% and 11% of the assets’ original cost at September 30, 2018 and December 31, 2017, respectively. There were no operating leases placed in nonaccrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $27 thousand and $20 thousand for the respective three months ended September 30, 2018 and 2017, and $60 thousand and $49 thousand for the respective nine months ended September 30, 2018 and 2017.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2018	$319
Year Ending December 31, 2019	1,025
2020	586
2021	159
2022	46
2023	8
$2,143

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2018 and 2017, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$29	$96	$248	$322
Asset management fees to Managing Member and/or affiliates	18	26	46	80
	$47	$122	$294	$402

6. Commitments and Contingencies:

At September 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of September 30, 2018 and December 31, 2017, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared	$—	$527	$—	$3,315
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$0.04	$—	$0.27

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$887	$887	$—	$—	$887

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$441	$441	$—	$—	$441

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

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net income of $131 thousand, and $272 thousand for the three months ended September 30, 2018 and 2017, respectively. The net results for 2018 reflected a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2018 decreased by a $36 thousand, or 6%, as compared to the prior year period. Such decrease was largely due to a $129 thousand, or 182% unfavorable change in loss on sales of lease assets; offset, in part, by a $93 thousand, or 16%, increase in operating lease revenues due to recognition and receipt from short term leases.

Expenses

Total expenses for the three months ended September 30, 2018 increased by a $101 thousand, or 27%, as compared to the prior year period. Such net increase in total expenses was largely the result of a $204 thousand increase in marine vessel maintenance cost, the result of dry dock costs incurred to prepare the vessel for revenue generating charter; partially offset, by a $67 thousand, or 70%, decrease in cost reimbursement to the Managing Member and/or affiliates, the result of a net cost allocation adjustment; and a $30 thousand, or 333%, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectable.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $433 thousand and $746 thousand for the nine months ended September 30, 2018 and 2017, respectively. The net results for 2018 reflected a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 decreased by $295 thousand, or 15%, as compared to the prior year period. Such decrease was largely due to a $230 thousand, or 12%, decrease in operating lease revenues, the result of continued portfolio run-off and the sales of lease assets; and a $74 thousand, or 65%, decrease in gain on sales of lease assets primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for the nine months ended September 30, 2018 increased by $12 thousand, or 1%, as compared to the prior year period. Such net increase in total expenses was largely the result of a $219 thousand, increase of marine vessel maintenance cost, the result of dry dock costs incurred to prepare the vessel for revenue generating charter; partially offset, by a $74 thousand, or 23%, decrease in cost reimbursement to the Managing Member and/or affiliates, the result of a net cost allocation adjustment; a $59 thousand, or 18%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; and a $34 thousand, or 43% decrease in asset management fees to Managing Member, the result of lower asset balances under management and related revenue.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $887 thousand and $441 thousand at September 30, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash (used in) provided by:
Operating activities	$(15)	$308	$320	$729
Investing activities	(118)	76	126	168
Financing activities	—	(570)	—	(3,584)
Net (decrease) increase in cash and cash equivalents	$(133)	$(186)	$446	$(2,687)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $44 thousand and $85 thousand of proceeds from sales or dispositions of equipment during the respective three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, cash was primarily used to pay improvements to operating lease equipment and distributions to both Other Members and the Managing Member. Operating lease equipment improvements totaled $162 thousand and $0 during the respective three months ended

September 30, 2018 and 2017. Distributions paid to Members totaled $0 and $570 thousand during the respective three months ended September 30, 2018 and 2017. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $288 thousand and $172 thousand of proceeds from sales or dispositions of equipment during the respective nine months ended September 30, 2018 and 2017.

No distributions were paid during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, cash was primarily used to pay distributions to Members totaling $3.6 million. In addition, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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