Form 10-K
period 2018-12-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2019-03-18
CIK 1125264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 12,055,016.

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2018, 12,055,016 Units remain issued and outstanding.

The Company’s principal objectives had been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generated regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended on December 31, 2009 and (iii) provided additional distributions following the Reinvestment Period and until all equipment had been sold. The Company is governed by the Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2010, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

The Company had incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction was determined by, among other things, the credit of the lease, the terms of the lease, the nature of the equipment and the condition of the money market. There were no limits on the amount of debt that may be incurred in connection with any single acquisition of equipment subject to certain limits. The Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company had borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. There can be no assurance that such financing will continue to be available to the Company in the future.

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

Narrative Description of Business

The Company had acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases were defined as leases in which the minimum lease payments during the initial lease term did not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It was the intention of AFS that a majority of the aggregate purchase price of equipment represented equipment leased under operating leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Company had only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2018, the Company had purchased equipment with a total acquisition price of $178 million. The Company had also funded investments in notes receivable totaling $14.5 million through December 31, 2018.

The Company’s objective had been to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) had an aggregate credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio included equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depended on various factors (many of which were not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries.

The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets had been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining equipment	$45,530	25.58%
Materials handling	35,106	19.72%
Transportation, other	17,169	9.65%
Construction	16,352	9.19%
Aviation	13,644	7.67%
Transportation, rail	13,458	7.56%
Marine vessels	13,445	7.55%
Computers	6,143	3.45%
Logging/Lumber	4,176	2.35%
Manufacturing	4,004	2.25%
Agriculture	1,152	0.65%
Other	7,809	4.38%
	$177,988	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Mining	$44,228	24.85%
Transportation, other	25,960	14.59%
Manufacturing	19,256	10.82%
Electronics	16,926	9.51%
Retail	9,048	5.08%
Oil/Gas	8,709	4.89%
Health services	7,704	4.33%
Communications	7,561	4.25%
Transportation, rail	7,467	4.20%
Wood/Lumber products	7,307	4.11%
Transportation, marine	6,845	3.85%
Construction	5,365	3.01%
Paper products	4,549	2.56%
Other	7,063	3.95%
	$177,988	100.00%

From inception to December 31, 2018, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Mining equipment	$47,201	$12,922	$68,813
Materials handling	34,827	4,228	42,455
Construction	16,372	2,152	20,091
Transportation, other	15,496	3,971	14,879
Aviation	12,612	9,681	8,575
Computers	6,255	746	5,912
Manufacturing	5,036	1,306	5,274
Logging/Lumber	4,176	1,728	4,994
Marine vessels	1,832	—	2,481
Agriculture	1,152	251	876
Transportation, rail	1,248	510	1,281
Other	5,192	2,243	4,477
	$151,399	$39,738	$180,108

Proceeds from sales of lease assets were not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets were not scheduled and were created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets were expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal was to seek maximum return on its leased assets. It will determine when and under what terms to dispose of such assets during the course of its term. For further information regarding the Company’s equipment lease portfolio performance, depreciation and impairment experience as of December 31, 2018 and 2017, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2018, assets financed by the Company that were associated with terminated loans were as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$3,880	$264	$3,460
Aircraft	2,680	1,360	3,864
Storage facility	2,503	—	3,623
Research	1,977	79	1,752
Manufacturing	1,083	—	1,127
Telecommunications	503	287	374
Furniture/Fixtures	320	—	272
Other	1,528	338	1,483
	$14,474	$2,328	$15,955

The Company operated in one reportable operating segment in the United States. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2018, a total of 3,093 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  A fair market value of lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
D.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND IX, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND IX, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.54. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND IX, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND IX, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The monthly distributions were discontinued in 2010 as the Company entered its liquidation phase. There was no distribution paid in 2018. A total of four periodic distributions were paid in 2017. During 2017, the rate was $0.20 per Unit for the first quarter distribution and $0.04 per Unit for each of the remaining three quarters. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to Members other than the Managing Member (“Other Members”):

2017
Net income per Unit, based on weighted average Units outstanding	$0.05
Return of investment	0.27
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.32
Differences due to timing of distributions	—
Actual distributions paid per Unit	$0.32
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

It was the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization was expected to remain high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates tended to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 2001 through 2010. The utilization percentage of existing assets under lease was 97% and 94% as of December 31, 2018 and 2017, respectively.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of December 31, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2018 versus 2017

The Company had net income of $669 thousand, and $873 thousand for the years ended December 31, 2018 and 2017, respectively. The net results for 2018 reflected decreases in total revenues and increases in total operating expenses when compared to prior year.

Revenues

Total revenues for 2018 decreased by $194 thousand, or 8%, as compared to prior year. Such decrease was largely due to a $172 thousand, or 7%, decrease in operating leases revenues, the result of continued portfolio run-off and the sales of lease assets; and a $37 thousand, or 30%, decrease in gain on sales of lease assets primarily due to a change in the volume and mix of assets sold.

Expenses

Total expenses for 2018 increased by $81 thousand, or 5%, as compared to prior year. Such net increase in total expenses was largely the result of a $357 thousand, increase in marine vessel maintenance cost, the result of dry dock costs incurred to prepare a marine vessel for revenue generating charter; a $50 thousand, or 5 times, unfavorable change in the provision for credit losses for delinquent customer accounts; and a $33 thousand, or 127% increase in other management fees relating to the management of a marine vessel lease; offset, in part, by a $119 thousand, or a 28%, decrease in cost reimbursement to the Managing Member and /or affiliates, the result of cost allocation adjustments; an $83 thousand, or 19%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $44 thousand, or 32%, decrease in professional fees due to year over year difference in timing and related billings for audit and tax services; a $40 thousand, or 39% decrease in asset management fees to Managing Member, the result of lower asset balances under management and related revenues; and a $40 thousand, or 85%, decrease in income taxes and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payments.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.3 million, and $441 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$604	$988
Investing activities	238	186
Financing activities	—	(4,154)
Net increase (decrease) in cash and cash equivalents	$842	$(2,980)

2018 versus 2017

During 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. In addition, the Company received $405 thousand and $190 thousand of proceeds from sales or dispositions of equipment during the respective years ended December 31, 2018 and 2017. The Company used $162 thousand to pay for marine vessel improvements in the year ended December 31, 2018.

No distributions were paid during 2018. During 2017, $3.8 million distributions were paid to the Other Members and $312 thousand to the Managing Members. Additionally, cash was also used to pay invoices related to management fees and expenses and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund IX, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund IX, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP
San Francisco, California March 15, 2019

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$1,283	$441
Accounts receivable, net of allowance for doubtful accounts of $71 at December 31, 2018 and $12 at December 31, 2017	276	112
Due from Managing Member	21	—
Investment in securities	5	5
Investments in equipment and leases, net of accumulated depreciation of $22,339 at December 31, 2018 and $23,187 at December 2017	3,198	3,703
Prepaid expenses and other assets	77	68
Total assets	$4,860	$4,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member	$—	$18
Due to affiliates	—	39
Other	143	137
Deposits due lessees	1	6
Unearned operating lease income	44	49
Total liabilities	188	249
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,672	4,080
Total Members’ capital	4,672	4,080
Total liabilities and Members’ capital	$4,860	$4,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing activities:
Operating leases	$2,202	$2,374
Direct financing leases	7	—
Gain on sales of lease assets	87	124
Gain on sales or dispositions of investment in securities	—	4
Other revenue	18	6
Total revenues	2,314	2,508
Expenses:
Depreciation of operating lease assets	352	435
Asset management fees to Managing Member and/or affiliates	62	102
Cost reimbursements to Managing Member and/or affiliates	300	419
Provision for credit losses	60	10
Amortization of initial direct costs	2	2
Other management fees	59	26
Professional fees	95	139
Outside services	126	112
Insurance	45	48
Marine vessel maintenance and other operating costs	377	20
Railcar and equipment maintenance	121	132
Income taxes and franchise fees	7	47
Storage fees	30	47
Printing and photocopying	23	36
Other	65	68
Total operating expenses	1,724	1,643
Other income, net	2	8
Net income	$592	$873
Net income:
Managing Member	$—	$312
Other Members	592	561
	$592	$873
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.05
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	12,055,016	$7,361	$—	$7,361
Distributions to Other Members ($0.32 per Unit)	—	(3,842)	—	(3,842)
Distributions to Managing Member	—	—	(312)	(312)
Net income	—	561	312	873
Balance December 31, 2017	12,055,016	4,080	—	4,080
Net income	—	592	—	592
Balance Deceember 31, 2018	12,055,016	$4,672	$—	$4,672

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income	$592	$873
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(87)	(124)
Gain on sales or dispositions of investment in securities	—	(4)
Depreciation of operating lease assets	352	435
Amortization of initial direct costs	2	2
Provision for credit losses	60	10
Changes in operating assets and liabilities:
Accounts receivable	(224)	(17)
Due from Managing Member and affiliates	(21)	—
Prepaid expenses and other assets	(9)	1
Accounts payable, Managing Member and affiliates	(57)	33
Accounts payable, other	6	(160)
Deposits due lessees	(5)	2
Unearned operating lease income	(5)	(63)
Net cash provided by operating activities	604	988
Investing activities:
Purchases and improvements to operating leases	(162)	—
Proceeds from sales of lease assets	405	190
Proceeds from sales or dispositions of investment in securities	—	4
Payments of initial direct costs	(5)	(9)
Principal payments received on direct financing leases	—	1
Net cash provided by investing activities	238	186
Financing activities:
Distributions to Other Members	—	(3,842)
Distributions to Managing Member	—	(312)
Net cash used in financing activities	—	(4,154)
Net increase (decrease) in cash and cash equivalents	842	(2,980)
Cash and cash equivalents at beginning of year	441	3,421
Cash and cash equivalents at end of year	$1,283	$441
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$17	$42

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of December 31, 2018, 12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2018 and 2017 and long-lived assets as of December 31, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,
	2018	% of Total	2017	% of Total
Revenue
North America	$2,239	97%	$2,430	97%
Canada	75	3%	65	2%
United Kingdom	—	0%	13	1%
Total International	75	3%	78	3%
Total	$2,314	100%	$2,508	100%

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
North America	$3,107	97%	$3,610	97%
Canada	91	3%	91	3%
United Kingdom	—	0%	2	0%
Total International	91	3%	93	3%
Total	$3,198	100%	$3,703	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2018 and 2017, the Company’s net foreign currency gains (losses) were nominal.

Investment in securities:

Purchased securities

The Company’s purchased securities do not have readily determinable fair values and are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were neither impaired securities at December 31, 2018 and 2017 nor investment securities sold or disposed of during the years ended December 31, 2018 and 2017.

Warrants:

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheets as determined by the Managing Member. The Company held no warrants at December 31, 2018 and 2017. The Company realized $0 and $4 thousand of gains on the net exercise of warrants, at December 31, 2018 and 2017, respectively, from final payment of previously sold warrants.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $7 thousand and $47 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$4,672	$4,080
Tax basis of net assets (unaudited)	20,365	19,142
Difference	$(15,693)	$(15,062)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for each of the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income per financial statements	$592	$873
Tax adjustments (unaudited):
Adjustment to depreciation expense	(190)	391
Provision for losses and doubtful accounts	(60)	10
Adjustments to revenues/other expenses	(13)	(63)
Adjustments to gain on sales of assets	317	66
Other	—	—
Income per federal tax return (unaudited)	$646	$1,277

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance on January 1, 2019. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016- 01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1,

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline did not substantially change revenue from leases, which comprise the majority of the Company’s revenues and are not within the scope of this standard.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries were as follows:

	2018	2017
Transportation, rail	31%	38%
Marine transportation/Transportation, other	46%	38%

During 2018 and 2017, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, were as follows:

		Percentage of Total Leasing Revenues
Lessee	Type of Equipment	2018	2017
Yellow Fin Marine Services LLC	Marine	20%	27%
MRXX-Interstate Commodities	Transportation, rail	16%	16%
Union Pacific Railroad Company	Transportation, rail	12%	12%

4. Investment in equipment and leases, net:

The Company’s investment in leases consisted of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2018
Net investment in operating leases	$3,079	$182	$(352)	$2,909
Net investment in direct financing leases	—	3	—	3
Assets held for sale or lease, net	616	(340)	—	276
Initial direct costs, net of accumulated amortization of $3 at December 31, 2018 and $2 at December 31, 2017	8	4	(2)	10
Total	$3,703	$(151)	$(354)	$3,198

Impairment of investments in leases and assets held for sale or lease:

The Company did not record any fair value adjustments during 2018 and 2017.

As of December 31, 2018 and 2017, there were no lease contracts placed in non-accrual status. As of the same dates, the Company had certain other leases with related accounts receivable aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, the related accounts receivable were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $352 thousand and $435 thousand for the respective years ended December 31, 2018 and 2017. IDC amortization expense totaled $2 thousand both during 2018 and 2017, all of which was related to operating leases and direct financing leases. All of the leased property was acquired during the years 2001 through 2010.

Operating leases:

Property on operating leases consisted of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Transportation, rail	$11,996	$—	$(35)	$11,961
Marine vessels	9,700	162	1,500	11,362
Transportation, other	1,371	—	—	1,371
Materials handling	615	—	(284)	331
Construction	417	—	(417)	—
Manufacturing	124	—	(124)	—
Other	11	—	(11)	—
	24,234	162	629	25,025
Less accumulated depreciation	(21,155)	(352)	(609)	(22,116)
Total	$3,079	$(190)	$20	$2,909

The average estimated residual value for assets on operating leases was 9% and 11% of the assets’ original cost at December 31, 2018 and 2017, respectively.

The Company may earn revenues from its rail transportation and certain other assets based on utilization of such assets or a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues and totaled $279 thousand and $82 thousand during the years ended December 31, 2018 and 2017, respectively.

Direct financing leases:

As of December 31, 2018 and 2017, the Company had $3 thousand and $0 investment in direct financing leases, respectively. Such investment consists of research equipment as of December 31, 2018.

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2018 (in thousands):

December 31, 2018
Total minimum lease payments receivable	$3
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	3
Less unearned income	—
Net investment in direct financing leases	$3

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

At December 31, 2018, the aggregate amounts of future minimum operating lease payments receivable were as follows (in thousands):

Operating Leases
Year Ending December 31, 2019	$1,055
2020	592
2021	166
2022	53
2023	12
$1,878

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018 and 2017, the respective useful lives of each category of lease assets in the Company’s portfolio were as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessels	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

5. Allowance for credit losses:

The Company’s allowance for credit losses totaled $71 thousand and $12 thousand at December 31, 2018 and 2017, respectively. All of such allowance was related to delinquent operating lease receivables. The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2018 and 2017.

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$300	$419
Asset management fees to Managing Member and/or affiliates	62	102
	$362	$521

7. Commitments and contingencies:

At December 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

9. Members’ capital:

As of December 31, 2018 and 2017, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2017. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

9. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions declared	$—	$3,842
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$0.32

10. Fair value measurements:

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at December 31, 2018 and 2017.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,283	$1,283	$—	$—	$1,283

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$441	$441	$—	$—	$441

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS’ ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its affiliates. The amount of such remuneration paid in 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2017. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2018 and 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $53 thousand and $78 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification pursuant to 18 U.S.C. section 1350 of Dean L. Cash
(32.2)	Certification pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.