Form 10-Q
period 2019-03-31
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2019-05-13
CIK 1125264

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑50210

ATEL Capital Equipment Fund IX, LLC

(Exact name of registrant as specified in its charter)

California	94‑3375584
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$633	$1,283
Accounts receivable, net	223	276
Due from Managing Member	20	21
Investment in securities	5	5
Equipment under operating leases, net	3,111	3,198
Prepaid expenses and other assets	72	77
Total assets	$4,064	$4,860

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member	$66	$—
Other	157	143
Deposits due lessees	1	1
Unearned operating lease income	68	44
Total liabilities	292	188

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	3,772	4,672
Total Members’ capital	3,772	4,672
Total liabilities and Members’ capital	$4,064	$4,860

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing activities:
Operating leases	$520	$472
Direct financing leases	7	—
Gain on sales of equipment under operating leases	20	83
Other revenue	—	2
Total revenues	547	557

Expenses:
Depreciation of operating lease assets	75	83
Asset management fees to Managing Member and/or affiliates	22	14
Cost reimbursements to Managing Member and/or affiliates	51	111
Amortization of initial direct costs	1	1
Other management fees	2	5
Professional fees	61	55
Outside services	28	39
Insurance	11	12
Marine vessel maintenance and other operating costs	123	—
Railcar and equipment maintenance	36	22
Income taxes and franchise fees	18	1
Storage fees	7	11
Postage	4	5
Printing and photocopying	8	3
Other	24	12
Total operating expenses	471	374
Other income, net	—	2
Net income	$76	$185

Net income:
Managing Member	$73	$—
Other Members	3	185
	$76	$185

Net income per Limited Liability Company Unit (Other Members)	$0.00	$0.02
Weighted average number of Units outstanding	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands, except for units and per unit data)

		Amount
	Other Members	Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	12,055,016	$4,080	$—	$4,080
Net income	—	185	—	185
Balance March 31, 2018 (Unaudited)	12,055,016	$4,265	$—	$4,265

Balance December 31, 2018	12,055,016	$4,672	$—	$4,672
Distributions to Other Members ($0.07 per Unit)	—	(903)	—	(903)
Distributions to Managing Member	—	—	(73)	(73)
Net income	—	3	73	76
Balance March 31, 2019 (Unaudited)	12,055,016	$3,772	$—	$3,772

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$76	$185
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(20)	(83)
Depreciation of operating lease assets	75	83
Amortization of initial direct costs	1	1
Changes in operating assets and liabilities:
Accounts receivable	53	(30)
Prepaid expenses and other assets	5	7
Accounts payable, Managing Member and affiliates	67	7
Accounts payable, other	14	10
Unearned operating lease income	24	19
Net cash provided by operating activities	295	199

Investing activities:
Proceeds from sales of equipment under operating leases	31	223
Net cash provided by investing activities	31	223

Financing activities:
Distributions to Other Members	(903)	—
Distributions to Managing Member	(73)	—
Net cash used in financing activities	(976)	—

Net increase (decrease) in cash and cash equivalents	(650)	422
Cash and cash equivalents at beginning of period	1,283	441
Cash and cash equivalents at end of period	$633	$863

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$4	$3

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of March 31, 2019, 12,055,016 Units remain issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  Certain month’s prior period amounts may have been reclassified to conform to the current period presentation.  These reclassifications had no significant effect on the reported financial position or results of operations.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2019 and 2018, and long-lived tangible assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total
Revenue
United States	$529	97%	$538	97%
Canada	18	3%	19	3%
Total	$547	100%	$557	100%

	As of March 31,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$3,020	97%	$3,107	97%
Canada	91	3%	91	3%
Total	$3,111	100%	$3,198	100%

Investment in securities:

Purchased securities

The Company`s investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were neither impaired securities at March 31, 2019 and December 31, 2018 nor investment securities sold or disposed of during the three months ended March 31, 2019 and 2018.

Other income, net:

Other income, net consisted solely of net gains and losses on foreign exchange transactions.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑20‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue cognized is recorded as unearned operating lease income on the balance sheet. Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company`s own estimates of assumptions that market participants would use in pricing the asset or liability.

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable
Allowance
for Doubtful Accounts
Operating
Leases
Balance December 31, 2017	$12
Provision	59
Balance December 31, 2018	71
Provision	—
Balance March 31, 2019	$71

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expenses or	Balance
	December 31,	Additions/	Amortization	March 31,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$2,909	$(9)	$(75)	$2,825
Assets held for sale or lease, net	276	—	1	277
Initial direct costs, net of accumulated amortization of $3 at March 31, 2019 and December 31, 2018	10	—	(1)	9
Total	$3,195	$(9)	$(75)	$3,111

Impairment of equipment under operating leases, net held for sale or lease:

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2019 and 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $75 thousand and $83 thousand for the respective three months ended March 31, 2019 and 2018.  The Company recorded $1 thousand initial direct cost amortization for both three months ended March 31, 2019 and 2018.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications or	March 31,
	2018	Additions	Dispositions	2019
Transportation, rail	$11,961	$—	$(96)	$11,865
Marine vessels	11,362	—	—	11,362
Transportation, other	1,371	—	—	1,371
Materials handling	331	—	—	331
	25,025	—	(96)	24,929
Less accumulated depreciation	(22,116)	(75)	87	(22,104)
Total	$2,909	$(75)	$(9)	$2,825

The average estimated residual value for assets on operating leases was 9% of the assets’ original cost at both March 31, 2019 and December 31, 2018  There were no operating leases placed in nonaccrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $29 thousand and $15 thousand for the respective three months ended March 31, 2019 and 2018.

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$727
Year ending December 31, 2020	588
2021	164
2022	53
2023	12
$1,544

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessels	20 - 30
Manufacturing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of March 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three months ended March 31, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$51	$111
Asset management fees to Managing Member and/or affiliates	22	14
	$73	$125

6. Commitments and Contingencies:

At March 31, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Members’ capital:

As of March 31, 2019 and December 31, 2018, 12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions declared	$903	$—
Weighted average number of Units outstanding	12,055,016	12,055,016
Weighted average distributions per Unit	$0.07	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$633	$633	$—	$—	$633

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,283	$1,283	$—	$—	$1,283

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

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $76 thousand and $185 thousand for the three months ended March 31, 2019 and 2018, respectively. The net results for the first quarter of 2019 reflected a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2019 decreased by $10 thousand, or 2%, as compared to the prior year period. Such decrease was largely due to a $63 thousand, or 76% unfavorable change in  gain on sales of equipment under operating leases; offset, in part, by a $48 thousand, or 10% increase in operating lease revenues.

Expenses

Total operating expenses for the three months ended March 31, 2019 increased by $97 thousand, or 26%, as compared to the prior year period. Such increase in total expenses was largely the result of $123 thousand expense increase in marine vessel maintenance cost; an $8 thousand increase in asset management fees to Managing Member due to the cash distribution of incentive management fees in January 2019; a $14 thousand increase in railcar and equipment maintenance expense due to increasing seasonal repair costs; and a $17 thousand increase in accrued quarterly income taxes and franchise fees compared to the prior year period in which the Company received a tax credit adjustment; offset in part by a $60 thousand, or 54%, decrease in cost reimbursement to Managing Member and /or affiliates;  an $11 thousand, or 28%, decrease in outside services expense; and an $8 thousand decrease in depreciation expense as a result of run-off and sales of equipment under operating leases.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $633 thousand and $1.2 million at March 31, 2019 and December 31, 2018, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off-rental.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$295	$199
Investing activities	31	223
Financing activities	(976)	—
Net increase (decrease) in cash and cash equivalents	$(650)	$422

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $31 thousand and $223 thousand of proceeds from sales of equipment under operating leases during the respective three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, cash was primarily used to pay improvements to operating lease equipment and distributions to both Other Members and the Managing Member.  Distributions paid to Members totaled $976 thousand and $0 during the respective three months ended March 31, 2019 and 2018. In addition, cash was also used to pay invoices related to management fees and expenses, and other.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2019

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