Form 10-Q
period 2019-06-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2019-08-14
CIK 1125264

vc

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$908	$1,283
Accounts receivable, net	310	276
Due from Managing Member	34	21
Investment in securities	5	5
Equipment under operating leases, net	2,781	3,198
Prepaid expenses and other assets	63	77
Total assets	$4,101	$4,860

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Other	$324	$143
Deposits due lessees	1	1
Unearned operating lease income	51	44
Total liabilities	376	188

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	3,725	4,672
Total Members’ capital	3,725	4,672
Total liabilities and Members’ capital	$4,101	$4,860

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$556	$490	$1,076	$962
Direct financing leases	8	—	15	—
Gain on sales of equipment under operating leases	12	14	32	97
Other revenue	1	15	1	17
Total revenues	577	519	1,124	1,076

Expenses:
Depreciation of operating lease assets	85	87	160	170
Asset management fees to Managing Member and/or affiliates	22	14	44	28
Cost reimbursements to Managing Member and/or affiliates	44	108	95	219
Provision for credit losses	62	66	62	66
Impairment losses on equipment	238	—	238	—
Amortization of initial direct costs	—	—	1	1
Other management fees	16	7	18	12
Professional fees	32	18	93	73
Outside services	17	21	45	60
Insurance	13	11	24	23
Marine vessel maintenance and other operating costs	41	15	164	15
Railcar and equipment maintenance	26	50	62	72
Income taxes and franchise fees	19	(14)	37	(13)
Storage fees	4	9	11	20
Postage	—	1	4	4
Printing and photocopying	1	1	9	7
Other	3	8	28	19
Total operating expenses	623	402	1,095	776
Other income, net	—	—	1	2
Net (loss) income	$(46)	$117	$30	$302

Net (loss) income:
Managing Member	$—	$—	$73	$—
Other Members	(46)	117	(43)	302
	$(46)	$117	$30	$302

Net income per Limited Liability Company Unit (Other Members)	$—	$0.01	$—	$0.03
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands, except for units and per unit data)

(Unaudited)

	Three Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2019	12,055,016	$3,771	$—	$3,771
Net loss	—	(46)	—	(46)
Balance at end of June 30, 2019	12,055,016	$3,725	$—	$3,725

	Six Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	12,055,016	$4,672	$—	$4,672
Distributions to Other Members ($0.07 per Unit)	—	(904)	—	(904)
Distributions to Managing Member	—	—	(73)	(73)
Net (loss) income	—	(43)	73	30
Balance at end of June 30, 2019	12,055,016	$3,725	$—	$3,725

	Three Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2018	12,055,016	4,265	$—	$4,265
Net income	—	117	—	117
Balance at end of June 30, 2018	12,055,016	$4,382	$—	$4,382

	Six Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	12,055,016	$4,080	$—	$4,080
Net income	—	302	—	302
Balance at end of June 30, 2018	12,055,016	$4,382	$—	$4,382

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(46)	$117	$30	$302
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of equipment under operating leases	(12)	(14)	(32)	(97)
Depreciation of operating lease assets	85	87	160	170
Amortization of initial direct costs	—	—	1	1
Provision for credit losses	62	66	62	66
Impairment losses on equipment	238	—	238	—
Changes in operating assets and liabilities:
Accounts receivable	(150)	(30)	(96)	(60)
Due from Managing Member and affiliates	(14)	—	(13)	—
Prepaid expenses and other assets	9	(2)	14	5
Accounts payable, Managing Member and affiliates	(66)	(49)	—	(42)
Accounts payable, other	167	(35)	181	(25)
Unearned operating lease income	(17)	(4)	7	15
Net cash provided by operating activities	256	136	552	335

Investing activities:
Proceeds from sales of equipment under operating leases	13	21	44	244
Principal payments received on direct financing leases	6	—	6	—
Net cash provided by investing activities	19	21	50	244

Financing activities:
Distributions to Other Members	—	—	(904)	—
Distributions to Managing Member	—	—	(73)	—
Net cash used in financing activities	—	—	(977)	—

Net increase (decrease) in cash and cash equivalents	275	157	(375)	579
Cash and cash equivalents at beginning of period	633	863	1,283	441
Cash and cash equivalents at end of period	$908	$1,020	$908	$1,020

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$47	$14	$51	$17

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of June 30, 2019,  12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018, and long-lived tangible assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,097	98%	$1,037	96%
Canada	27	2%	39	4%
Total	$1,124	100%	$1,076	100%

	Three Months Ended June 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$568	98%	$499	96%
Canada	9	2%	20	4%
Total	$577	100%	$519	100%

	As of June 30,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$2,690	97%	$3,107	97%
Canada	91	3%	91	3%
Total	$2,781	100%	$3,198	100%

Investment in securities:

Purchased securities

The Company`s investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were no impaired securities or observable price changes at June 30, 2019 and December 31, 2018.  There were no investment securities sold or disposed of during the three and six months ended June 30, 2019 and 2018.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and six months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable
Allowance
for Doubtful Accounts
Operating
Leases
Balance December 31, 2017	$12
Provision	59
Balance December 31, 2018	71
Provision	62
Balance June 30, 2019	$133

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expenses or	Balance
	December 31,	Dispositions and	Amortization	June 30,
	2018	Impairment losses	of Leases	2019
Equipment under operating leases, net	$2,909	$(474)	$(160)	$2,275
Net investment in direct financing leases	3	(3)	—	—
Assets held for sale or lease, net	276	224	—	500
Initial direct costs, net of accumulated amortization of $3 at June 30, 2019 and December 31, 2018	10	(4)	—	6
Total	$3,198	$(257)	$(160)	$2,781

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As a result of these reviews, management determined that impairment losses existed; The Company recorded $238 thousand of impairment losses to reduce the fair value of certain equipment for both the three and six months ended June 30, 2019.  No impairment losses were recorded for the three and six months ended June 30, 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $85 thousand and $87 thousand for the respective three months ended June 30, 2019 and 2018, and was $160 thousand and $170  thousand for the respective six months ended June 30, 2019 and 2018.  Initial direct costs amortization expense related to the Company's operating leases was zero for the three months ended June 30, 2019 and 2018.  The Company recorded $1 thousand of initial direct cost amortization for the six months ended June 30, 2019 and 2018.

All of the leased property was acquired beginning in 2001 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	June 30,
	2018	Additions	/Dispositions	2019
Transportation, rail	$11,961	$—	$(141)	$11,820
Marine vessels	11,362	—	—	11,362
Transportation, other	1,371	—	(473)	898
Materials handling	331	—	—	331
	25,025	—	(614)	24,411
Less accumulated depreciation	(22,116)	(160)	140	(22,136)
Total	$2,909	$(160)	$(474)	$2,275

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at June 30, 2019 and 9% at December 31, 2018. There were no operating leases placed in nonaccrual status as of the same dates.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Variable rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled 556 thousand and $490 thousand for the three months ended June 30, 2019 and 2018 respectively, and $1.1 million and $962  thousand for the respective six months ended June 30, 2019 and 2018.

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$486
Year ending December 31, 2020	646
2021	193
2022	60
2023	12
$1,397

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of June 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and six months ended June 30, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$44	$108	$95	$219
Asset management fees to Managing Member and/or affiliates	22	14	44	28
	$66	$122	$139	$247

6. Commitments and Contingencies:

At June 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

As of June 30, 2019 and December 31, 2018,  12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

Distributions to the Other Members were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions declared	$—	$—	$904	$—
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$—	$0.07	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$908	$908	$—	$—	$908

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,283	$1,283	$—	$—	$1,283

Impaired Lease and / or off-Lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2019.  There was no non-recurring impaired lease and/or off-lease equipment at December 31, 2018.

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	June 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$224	$-	$-	$224

The following table summarizes the valuation techniques and significant unobservable imputes used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2019.

June 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Impaired off-Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $224,000)
			Equipment Condition	Poor to Average

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

Results of Operations

The Fund had a  net loss of $46 thousand and net income of $30 thousand for the respective three and six month periods ended June 30, 2019.

Total revenues were $577 thousand for the quarter and $1.1 million for the year to date.  The main drivers of such revenues were from operating lease rents and gains on sales of lease assets.  Operating lease rents for the quarter were $556 thousand and $1.1 million for the year to date period.  This trend is somewhat indicative of a Fund in its liquidating stage where lease assets are sold as lease commitments end.  In this regard, gain on sales of lease assets were $12 thousand and $32 thousand for the respective three and six month periods ended June 30, 2019.

Total operating expenses were $623 thousand for the quarter and $1.1 million for the year to date, net increase of $319 thousand compared to the prior year to date period.   The main drivers of such net operating expense increases were from increases of Marine vessel maintenance fees, impairment losses on equipment and depreciation of operating lease assets; offset, in part, by a $124 thousand decrease in Cost reimbursements to Managing Member and affiliates.

Total marine vessel maintenance fee for the respective three and six months ended June 30, 2019 was $41 thousand and $164 thousand; this year to date maintenance cost increased by $149 thousand as compared to the prior year to date period.  Such net increase was the result of dry dock costs incurred to prepare the vessel for revenue generating charter.

Depreciation of operating lease assets for the quarter was $85 thousand and $160 thousand for the year to date period, which was a decrease of $2 thousand and $10 thousand compared to the three and six months ended at June 30, 2018. This declining trend of depreciation is consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

There were $238 thousand in impairment losses on equipment during the three and six months ended June 30, 2019.

Cost reimbursements to managing member and / or affiliates of $44 thousand and $95 thousand for the respective three and six month periods ended June 30, 2019.  The year to date cost reimbursements decreased by $124 thousand which reflecting the adjustments’ of baseline allocations of common costs among the fund and its affiliates.

The provision for credit losses was $62 thousand for the respective three and six months ended in June 30, 2019, this amount represents past due invoices greater than ninety day at June 30, 2019.

Expense amounts reflected as professional fees of $32 thousand and $93 thousand, and outside services of $17 thousand and $45 thousand for the respective quarter end and year to date periods for direct Fund specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs include costs attributable to its annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Cash balances increased during the respective quarter by $275 thousand and decreased by $375 thousand for year to date period.  This was mainly the result of the annual distribution to the other members, aforementioned items of net income, depreciation of operating lease assets and gain on sales of lease assets augmented by the proceeds from sales of lease assets of $13 thousand and $44 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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