Form 10-Q
period 2019-09-30
ATEL CAPITAL EQUIPMENT FUND IX LLC
filed 2019-11-14
CIK 1125264

vc

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 12,055,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND IX, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$990	$1,283
Accounts receivable, net	238	276
Due from Managing Member and affiliates	—	21
Investment in securities	5	5
Equipment under operating leases, net	2,624	3,198
Prepaid expenses and other assets	159	77
Total assets	$4,016	$4,860

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$12	$—
Other	156	143
Deposits due lessees	1	1
Unearned operating lease income	83	44
Total liabilities	252	188

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	3,764	4,672
Total Members’ capital	3,764	4,672
Total liabilities and Members’ capital	$4,016	$4,860

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$566	$666	$1,642	$1,628
Gain (loss) on sales of equipment under operating leases	55	(58)	87	39
Other revenue	4	—	20	17
Total revenues	625	608	1,749	1,684

Expenses:
Depreciation of operating lease assets	82	99	242	269
Asset management fees to Managing Member and/or affiliates	18	18	62	46
Cost reimbursements to Managing Member and/or affiliates	30	29	125	248
Provision for (reversal of) credit losses	27	(21)	89	45
Impairment losses on equipment	—	—	239	—
Amortization of initial direct costs	2	1	3	2
Other management fees	23	27	41	39
Professional fees	38	14	131	87
Outside services	27	28	72	88
Insurance	24	11	48	34
Marine vessel maintenance and other operating costs	256	205	420	220
Railcar and equipment maintenance	26	16	88	88
Income taxes and franchise fees	14	10	51	(3)
Storage fees	5	6	16	26
Postage	—	—	4	—
Printing and photocopying	3	6	12	10
Other	11	27	38	53
Total operating expenses	586	476	1,681	1,252
Other income (loss), net	—	(1)	1	1
Net income	$39	$131	$69	$433

Net income (loss):
Managing Member	$—	$—	$73	$—
Other Members	39	131	(4)	433
	$39	$131	$69	$433

Net income per Limited Liability Company Unit (Other Members)	$—	$0.01	$—	$0.04
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	12,055,016	$3,725	$—	$3,725
Net income	—	39	—	39
Balance September 30, 2019	12,055,016	$3,764	$—	$3,764

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	12,055,016	$4,672	$—	$4,672
Distributions to Other Members ($0.07 per Unit)	—	(904)	—	(904)
Distributions to Managing Member	—	—	(73)	(73)
Net (loss) income	—	(4)	73	69
Balance September 30, 2019	12,055,016	$3,764	$—	$3,764

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	12,055,016	$4,382	$—	$4,382
Net income	—	131	—	131
Balance September 30, 2018	12,055,016	$4,513	$—	$4,513

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	12,055,016	$4,080	$—	$4,080
Net income	—	433	—	433
Balance September 30, 2018	12,055,016	$4,513	$—	$4,513

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net income	$39	$131	$69	$433
Adjustment to reconcile net income to cash (used in) provided by operating activities:
(Gain) loss on sales of equipment under operating leases	(55)	58	(87)	(39)
Depreciation of operating lease assets	82	99	242	269
Amortization of initial direct costs	2	1	3	2
Provision for (reversal of) credit losses	27	(21)	89	45
Impairment losses on equipment	—	—	239	—
Changes in operating assets and liabilities:
Accounts receivable	46	(230)	(51)	(290)
Due from Managing Member and affiliates	34	(100)	21	(100)
Prepaid expenses and other assets	(100)	(25)	(80)	(20)
Due to Managing Member and affiliates	12	63	12	21
Other accounts payable and accruals	(168)	18	13	(7)
Unearned operating lease income	32	(9)	39	6
Net cash (used in) provided by operating activities	(49)	(15)	509	320

Investing activities:
Purchases and improvements to operating leases	—	(162)	—	(162)
Proceeds from sales of equipment under operating leases	131	44	175	288
Net cash provided by (used in) investing activities	131	(118)	175	126

Financing activities:
Distributions to Other Members	—	—	(904)	—
Distributions to Managing Member	—	—	(73)	—
Net cash used in financing activities	—	—	(977)	—

Net increase (decrease) in cash and cash equivalents	82	(133)	(293)	446
Cash and cash equivalents at beginning of period	908	1,020	1,283	441
Cash and cash equivalents at end of period	$990	$887	$990	$887

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$51	$17

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

As of January 15, 2003, the offering was terminated. As of that date, the Company had received subscriptions for 12,065,266 Units ($120.7 million). Subsequent to January 15, 2003, Units totaling 10,250 were rescinded or repurchased and funds returned to investors (net of distributions paid and allocated syndication costs, as applicable). As of September 30, 2019,  12,055,016 Units remain issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant impact on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America.  The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018, and long-lived tangible assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$1,705	97%	$1,626	97%
Canada	44	3%	58	3%
Total	$1,749	100%	$1,684	100%

	Three Months Ended September 30,
	2019	% of Total	2018	% of Total
Revenue
United States	$608	97%	$589	97%
Canada	17	3%	19	3%
Total	$625	100%	$608	100%

	As of September 30,		As of December 31,
	2019	% of Total	2018	% of Total
Long-lived assets
United States	$2,533	97%	$3,107	97%
Canada	91	3%	91	3%
Total	$2,624	100%	$3,198	100%

Investment in securities:

Purchased securities

The Company`s investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. There were no impaired securities or observable price changes for the three and nine months ended September 30, 2019 and 2018.  There were no investment securities sold or disposed of during the three and nine months ended September 30, 2019 and 2018.

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019.  In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and nine months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable
Allowance
for Doubtful Accounts
Operating
Leases
Balance December 31, 2017	$12
Provision for credit losses	59
Balance December 31, 2018	71
Provision for credit losses	89
Balance September 30, 2019	$160

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expenses or	Balance
	December 31,	Addition/Dispositions	Amortization	September 30,
	2018	Impairment losses	of Leases	2019
Equipment under operating leases, net	$2,909	$(498)	$(242)	$2,169
Net investment in direct financing leases	3	(3)	—	—
Assets held for sale or lease, net	276	172	—	448
Initial direct costs, net of accumulated amortization of $6 and $3 at September 30, 2019 and December 31, 2018, respectively	10	—	(3)	7
Total	$3,198	$(329)	$(245)	$2,624

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

As a result of these reviews, management determined that impairment losses existed. Accordingly,  the Company recorded $239 thousand of impairment losses to reduce the fair value of certain equipment for the nine months ended September 30, 2019, all of which were recorded during the second quarter.    There were no impairment losses recorded for the three and nine months ended September 30, 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was $82 thousand and $99 thousand for the respective three months ended September 30, 2019 and 2018, and was $242 thousand and $269  thousand for the respective nine months ended September 30, 2019 and 2018.  The Company recorded $2 thousand and $1 thousand of IDC amortization for the respective three months ended September 30, 2019 and 2018, and $3 thousand and $2 thousand for the respective nine months ended September 30, 2019 and 2018.

All of the leased property was acquired beginning in 2001 through 2010.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassification	September 30,
	2018	Additions	/Dispositions	2019
Transportation, rail	$11,961	$—	$(449)	$11,512
Marine vessels	11,362	—	—	11,362
Transportation, other	1,371	—	(1,370)	1
Materials handling	331	—	—	331
	25,025	—	(1,819)	23,206
Less accumulated depreciation	(22,116)	(242)	1,321	(21,037)
Total	$2,909	$(242)	$(498)	$2,169

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at September 30, 2019 and 9% at December 31, 2018.  There were no operating leases placed in nonaccrual status as of the same dates.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets on a fixed-term lease. Variable rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of total operating lease revenues which totaled $566 thousand and $666 thousand for the three months ended September 30, 2019 and 2018 respectively, and $1.6 million for each of the nine months ended September 30, 2019 and 2018.

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$264
Year ending December 31, 2020	730
2021	249
2022	71
2023	12
$1,326

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. As of September 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

During the three and nine months ended September 30, 2019 and 2018, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$30	$29	$125	$248
Asset management fees to Managing Member and/or affiliates	18	18	62	46
	$48	$47	$187	$294

6. Commitments and Contingencies:

At September 30, 2019, the Company had no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Members’ capital:

As of September 30, 2019 and December 31, 2018,  12,055,016 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50  units).

Distributions to the Other Members were as follows (in thousands except for units and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions declared	$—	$—	$904	$—
Weighted average number of Units outstanding	12,055,016	12,055,016	12,055,016	12,055,016
Weighted average distributions per Unit	$—	$—	$0.07	$—

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

ATEL CAPITAL EQUIPMENT FUND IX, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$990	$990	$—	$—	$990

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,283	$1,283	$—	$—	$1,283

Impaired Lease and/or off-Lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2019 (in thousands):

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	September 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$176	$-	$-	$176

There was no non-recurring impaired lease and/or off-lease equipment at December 31, 2018.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2019.

September 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Impaired off-Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $176,000)
			Equipment Condition	Poor to Average

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

Results of Operations

The Fund had a  net income of $39 thousand and $69 thousand for the respective three and nine month periods ended September 30, 2019.

Total revenues were $625 thousand for the quarter and $1.7 million for the year to date. Such revenues were primarily derived from operating lease rents and gains on sales of lease assets. Operating lease rents for the quarter were $566 thousand and $1.6 million for the year to date period; the gain on sales of operating leases was $55 thousand for the current quarter and $87 thousand for the year to date. Compared to prior periods, revenues have been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

Total operating expenses were $586 thousand for the quarter and $1.7 million for the year to date. The main components of such net operating expense were marine vessel maintenance fees, impairment losses on equipment, depreciation of operating lease assets, cost reimbursements to Managing Member and affiliates, and in professional fees.

Total marine vessel maintenance fee for the respective three and nine months ended September 30, 2019 was $256 thousand and $420 thousand.  Such expense was the result of dry dock costs incurred to prepare the vessel for revenue generating charter.  Depreciation of operating lease assets for the quarter was $82 thousand and $242 thousand for the year to date period.  Compared to prior periods, depreciation has been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.  There was $239 thousand in impairment losses on equipment for the year to date period ended September 30, 2019.  All of such impairment was recognized during the second quarter, and there was no impairment loss for current quarter.

Cost reimbursements to the Managing Member and/or affiliates were $30 thousand and $125 thousand for the respective three and nine month periods ended September 30, 2019. Similar to the decline in depreciation expense, cost reimbursements have been declining consistent with a fund in late stage liquidation, and the adjustments’ of baseline allocations of common costs among the fund and its affiliates.

The provision for credit losses was $27 thousand and $89 thousand for the respective three and nine months ended in September 30, 2019, these amounts represents incremental period charges for past due invoices greater than ninety days at September 30, 2019.

Expense amounts reflected as professional fees of $38 thousand and $131 thousand, and outside services of  $27 thousand and $72 thousand for the respective quarter end and year to date periods were incurred for direct fund specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs include costs attributable to its annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the Securities and Exchange Commission.

Cash balances increased during the current quarter by $82 thousand and decreased by $293 thousand for the year to date period.  This was mainly the result of the annual distribution to the other members, aforementioned items of net income, depreciation of operating lease assets and gain on sales of lease assets augmented by the proceeds from sales of lease assets of $131 thousand and $175 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

There have been no material changes to the Company’s significant accounting policies since December 31, 2018, except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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